Form 10-Q
period 1997-06-30
PEOPLES BANCORP INC /DE/
filed 1997-08-14
CIK 1035239

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1997.

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ---------- to -----------

                 Commission File Number 0-22641


                      PEOPLES BANCORP, INC.
              -------------------------------------
     (Exact name of registrant as specified in its charter)

  United States of America               22-3516910
-----------------------------------------------------------------
(State or other jurisdiction     (IRS Employer Identification
    of incorporation or                     Number)
       organization)

   134 Franklin Corner Road, Lawrenceville, New Jersey  08648
-----------------------------------------------------------------
            (Address of principal executive offices)

       Registrant's telephone number, including area code:
                          609-844-3100


-----------------------------------------------------------------
      (Former name, former address and former fiscal year,
                  if changed since last report

     Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes /X/  No / /

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,037,160.

                      PEOPLES BANCORP, INC.

                              INDEX

                                                            Page

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

          Consolidated Statements of Condition as of
            June 30, 1997 and December 31, 1996             4

          Consolidated Statements of Income for the
            three and six months ended June 30, 1997
            and 1996                                        5

          Consolidated Statements of Stockholders'
            Equity for the six months ended
            June 30, 1997 and 1996                          6

          Consolidated Statements of Cash Flows for
            the six months ended June 30, 1997 and 1996     7

          Notes to the Consolidated Financial Statements    8-9

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION                                 12

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

                      PEOPLES BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CONDITION
                    (In Thousands of Dollars)


ASSETS                                        June 30       December 31
                                                1997            1996
                                              -------       -----------
                                            (unaudited)
Cash and due from banks                       $   10,448    $   12,938
Federal Funds sold                                15,700         8,000
                                              ----------    ----------
     Total cash and cash equivalents              26,148        20,938
                                              ----------    ----------

Securities available for sale                    112,588        87,648
Investment securities held to maturity            37,142        37,935
mortgage-backed securities held to maturity       43,674        48,618
Federal Home Loan Bank stock, at cost              3,386         3,089
Loans, net                                       384,097       380,288
Bank premises and equipment, net                   6,649         6,982
Accrued interest receivable                        4,818         3,602
Prepaid expenses                                   1,637         1,471
Intangible assets                                  8,788         9,164
Other assets                                       2,073         1,281
                                              ----------    ----------
     Total assets                             $  631,000    $  601,016
                                              ----------    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                      $  487,855    $  491,246
Borrowed funds                                    30,000             0
Accrued expenses and other liabilities             6,632         6,418
                                              ----------    ----------
     Total liabilities                           524,487       497,664
                                              ----------    ----------

Stockholders' Equity
  Common Stock, par value $0.10                      904           904
   authorized 20,000,000 shares, issued &
   outstanding 9,037,160 shares as of
   June 30, 1997 and December 31, 1996
  Additional paid in capital                      30,357        30,357
Retained earnings-substantially restricted        76,209        72,545
Unearned Management Recognition Plan shares       (1,375)       (1,543)
Net unrealized gain on securities available
  for sale, net of taxes                             418         1,089
                                              ----------    ----------

   Total stockholders' equity                    106,513       103,352
                                              ----------    ----------

   Total liabilities and stockholders' equity  $ 631,000     $ 601,016
                                              ----------    ----------

         See accompanying Notes to Consolidated Financial Statements.

                      PEOPLES BANCORP, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands of Dollars)
                           (unaudited)


                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                        JUNE 30                     JUNE 30
                                                                 -----------------------       ---------------------
                                                                   1997           1996           1997         1996
                                                                 ----------   ----------       ----------  ---------
Interest and dividend income:
  Interest and fees on loans                                     $ 7,402      $ 6,004          $ 14,680    $ 11,818
  Interest on securities                                           3,293        2,706             6,524       5,531
  Interest on Federal funds sold                                     132          140               270         344
                                                                 -------      -------          -------     --------

     Total interest income                                        10,827        8,850            21,474      17,693
                                                                 -------      -------          -------     --------

Interest expense                                                   5,324        4,217            10,652       8,510
                                                                 -------      -------          -------     --------

     Net interest income                                           5,503        4,633            10,822       9,183

Provision for loan losses                                            204            0               214           0
                                                                 -------      -------          -------     --------

  Net interest income after provision for loan losses              5,299        4,633            10,608       9,183
                                                                 -------      -------          -------     --------

Other income:
  Service fees on deposit accounts                                   204           88               451         169
  Fees and other income                                              193           74               376         168
  Net gain on ale of other real estate                                22            0                22           0
  Net gain on sale of securities                                     913          617             1,247       2,189
                                                                 -------      -------          -------     --------

     Total other income                                            1,332          779             2,096       2,526
                                                                 -------      -------          -------     --------

Operating expense:
  Salaries and employee benefits                                   1,665        1,095             3,322       2,196
  Net occupancy expense                                              381          282               762         609
  Equipment expense                                                   27           26                57          44
  FDIC insurance premium                                              19           20                19          39
  Amortization of intangible assets                                  126          100               258         195
  Data processing fees                                               188           68               376         136
  Other operating expense                                            667          411             1,299         846
                                                                 -------      -------          -------     --------

     Total operating expense                                       3,073        2,002             6,093       4,065
                                                                 -------      -------          -------     --------

     Income before income taxes                                    3,558        3,410             6,611       7,644

Income taxes                                                       1,282        1,227             2,381       2,752
                                                                 -------      -------          -------     --------

     Net income                                                  $ 2,276      $ 2,183           $ 4,230     $ 4,892
                                                                 -------      -------          -------     --------
Net income per common share                                      $  0.25      $  0.25           $  0.47     $  0.55
                                                                 -------      -------          -------     --------

                   See accompanying Notes to Consolidated Financial Statements.

                      PEOPLES BANCORP, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      For the Six Month Period ended June 30, 1997 and 1996
                         (In Thousands)
                           (unaudited)

                                                            Unrealized
                                                             Net gain
                                                                on        Unearned
                                                             Securities   Management
                       Number          Additional            available    Recognition   Total
                         of     Common  paid-in   Retained    for sale       Plan   stockholders'
                  shares    stock  capital   earnings  net of taxes   shares      equity

Balance at December 31,
  1995                      8,912,500     $891       $28,687     $65,267           $ 2,697        $     0        $ 97,542

Net income for the six months
  ended June 30, 1996               0        0             0       4,892                 0              0           4,892

Dividends declared
  [$.0875 per share]                0        0             0        (545)                0              0            (545)

Net change in unrealized net
  gains on securities available
  for sale                          0        0             0           0            (1,839)             0          (1,839)
                            ---------     ----       -------     -------           -------        -------        --------

Balance at June 30, 1996    8,912,500     $891       $28,687     $69,614           $   858        $     0        $100,050
                            ---------     ----       -------     -------           -------        -------        --------

Balance at December 31,
  1996                      9,037,160     $904       $30,357     $72,545           $ 1,089        $(1,543)       $103,352

Net income for the six months
  ended June 30, 1997               0        0             0       4,230                 0              0           4,230

Dividends declared
  [$0.0875 per share]               0        0             0        (566)                0              0            (566)

Net change in unrealized net
  gains on securities available
  for sale                          0        0             0           0              (671)             0            (671)

Amortization of unearned
  Management Recognition Plan
  shares                            0        0             0           0                 0            168             168
                            ---------     ----       -------     -------           -------        -------        --------

Balance at June 30, 1997    9,037,160     $904       $30,357     $76,209           $   418        $(1,375)       $106,513
                            ---------     ----       -------     -------           -------        -------        --------


                   See accompanying Notes to Consolidated Financial Statements.

                      PEOPLES BANCORP, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In Thousands of Dollars)
                           (unaudited)


                                                                    Six Months Ended June 30,
                                                                      1997             1996
                                                                    --------         --------

Cash flows from operating activities:
  Net income                                                        $   4,230        $   4,892
  Adjustments to reconcile net income to net cash used
   in operating activities:
    Provision for loan losses                                             214                0
    Depreciation and amortization expense                                 801              369
    Net accretion of premiums and discounts on securities                 (42)             (88)
    Increase in accrued interest receivable and other assets           (2,174)          (1,751)
    Decrease in accrued interest payable and other liabilities            214             (338)
    Net gain on sale of securities                                     (1,247)          (2,189)

  Net cash provided by operating activities                             1,996              895

Cash flows used in investing activities:
  Proceeds from maturities of securities available for sale
   and held to maturity                                             $ 24, 842        $  33,055
  Purchase of investment securities held to maturity                        0          (11,522)
    Purchase of securities available for sale                         (50,260)         (16,997)
    Proceeds from sales of securities available for sale                1,859            3,583
    Purchase of Federal Home Loan Bank Stock                             (297)            (225)
    Maturities and repayments of mortgage-backed securities             4,974            7,033
    Net increase in loans                                              (4,023)         (22,538)
    Net additions to bank premises, furniture, & equipment               (236)            (247)
    Proceeds from sale of bank premises, furniture & equipment            312                0

  Net cash used in investing activities                               (22,829)          (7,858)

Cash flows from financing activities:
  Net (decrease) increase in savings and time deposits                 (3,391)           1,663
  Dividends paid                                                         (566)            (545)
  Net increase in borrowings                                           30,000                0

     Net cash provided by financing activities                         26,043            1,118

Net decrease in cash and cash equivalents                               5,210           (5,845)

Cash and cash equivalents as of beginning of year                   $  20,938        $  16,253

Cash and cash equivalents as of end of period                       $  26,148        $  10,408

Supplemental disclosure of cash flow information:
  Cash paid:
    Interest                                                        $  10,390        $   8,601

    Income taxes                                                    $   2,790        $   3,150


                  See accompanying Notes to Consolidated Financial Statements.

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X for Peoples Bancorp, Inc. (the "Bancorp").

     In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the six months ended June 30, 1997 and 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997.

(2)  Reorganization into a Two-Tier Mutual Holding Company
     Structure

     At the Annual Stockholders meeting on April 25, 1997, the stockholders approved the reorganization of Trenton Savings Bank (the "Bank") into a two-tier structure, whereby, the Bank becomes a wholly owned subsidiary of Peoples Bancorp, Inc. The Bank anticipates that this restructuring will provide enhanced ability to invest through a mid-tier structure, facilitate mergers and acquisitions, and facilitate stock repurchases. The Bank completed the reorganization on May 28, 1997.

(3)  Non Performing Loans, Non Performing Assets and the
     Allowance for Loan Losses

     Non performing loans at June 30, 1997 and December 31, 1996 are as follows (in thousands of dollars):


                                      June 30, 1997     December 31, 1996
Loans delinquent 90 days or more          3,798                3,704

Loans delinquent 90 days or more
 as a percentage of net loans
 receivable                                 .99%                 .97%


     An analysis of the allowance for loan losses for the six month periods ended June 30, 1997 and 1996 is as follows (in thousands of dollars):


                                                June 30, 1997   June 30, 1996
Balance at beginning of the period               $ 2,901           $ 1,767
Provision charged to operations                      214                 0

Charge-offs, net                                    (526)              (22)
Balance at the end of the period                 $ 2,589           $ 1,745


     Generally, the Bancorp's loans are placed on a non-accrual status when a default of principal or interest has existed for a period of 90 days except when, in the opinion of management, the collection of principal or interest is reasonably anticipated or adequate collateral exists. In addition, the Bancorp places any loan on non-accrual if any part of it is classified as doubtful or loss or if any part has been charged to the allowance for loan losses. Real estate owned consists of property acquired through formal foreclosures and acquired by deed in lieu of foreclosure, and is recorded at the lower of cost or fair value. At June 30, 1997, the Bancorp has $163 thousand classified as real estate owned.

     As part of the acquisition of Burlington County Bancorp ("BCB"), the Bancorp acquired BCB's loan portfolio. BCB's underwriting standards and related risk characteristics of the loan portfolio differed from those of the Bancorp. The addition of this portfolio has increased the Bancorp's non-performing portfolio and negatively effected certain coverage ratios. However, management believes that the Bancorp's asset quality remains strong. Management believes that the allowance for loan losses is adequate based on historical experience, the volume and type of lending conducted by the Bancorp, the amount of non-performing loans, general economic conditions and other factors relating to the Bancorp's loan portfolio. However, there can be no assurance that actual losses will not exceed estimated amounts.

     As of June 31, 1997, the Bancorp's total non-performing loans and foreclosed assets amounted to $3.2 million, or .51% of total assets, compared to $3.4 million, or .57% of total assets at December 31, 1996.

     Federal regulations required that each insured savings institution classify its assets on a regular basis. There are four categories for problem assets: "special mention,"
"substandard," "doubtful" and "loss."

     At June 30, 1997, the Bancorp has $.9 million of loans criticized as special mention, $5.9 million classified as substandard and $58 thousand classified as doubtful or loss. As of June 30, 1997, total classified assets, which includes substandard doubtful and loss assets, repossessed assets, amounted to $6.0 million, 0.95% of total assets.

     It is management's policy to maintain an allowance for estimated loan losses based upon an assessment [1] in the case of residential loans, management's review of delinquent loans, loans in foreclosure and market conditions, [2] in the case of commercial business loans and commercial mortgage loans, when a significant decline in value can be identified as well as an overall assessment of the inherent risk in the portfolio and [3] in the case of consumer loans, based on the assessment of risks inherent in the loan portfolio. The Bancorp's allowance for loan losses, which includes a general valuation allowance, amounted to approximately $2.6 million at June 30, 1997 and $2.9 million at December 31, 1996.

(4)  Acquisition of Manchester Trust Bancorp

     On April 25, 1997, the Bancorp announced the execution of a Definitive Acquisition Agreement with Manchester Trust Bancorp, a trust services company with $125 million of assets under management. Under terms of the agreement, Manchester will be operated as a wholly owned subsidiary of the Bank.

(5)  Recent Accounting Pronouncements

     On March 3, 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 establishes new standards for the computation and presentation of earnings per share ("EPS") by simplifying the standards prescribed in APB Opinion No. 15. Under the new requirements, the Bank will be required to present both basic and diluted EPS on the face of the income statement. Basic EPS will replace the current EPS terminology and continue to be computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS will include any additional common shares as if all potentially dilutive common shares were issued. The Bank will be required to adopt SFAS No. 128 for the period ended December 31, 1997. All prior-period EPS data is required to be restated. The impact of adopting SFAS No. 128 is not expected to be material.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes the reporting and display requirements of total comprehensive income and other comprehensive income in a full set of general-purpose financial statements. The statement defines total comprehensive income as all changes in equity during a period except those resulting for investments by owners and distribution to owners. Other comprehensive income would include revenues, expenses, gains and losses that, under SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Comparative financial statements shall be reclassified to reflect the provisions of SFAS No. 130.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Peoples Bancorp, Inc. (the "Company") was formed to become the holding company for Trenton Savings Bank FSB (the "Bank") in the reorganization (the "Two-Tier Reorganization") of the Bank and Peoples Bancorp, MHC (the "Mutual Holding Company") into the two-tier mutual holding company structure. In the Two-Tier Reorganization, each of the Bank's outstanding shares of common stock ("Bank Common Stock"), including shares held by the Mutual Holding Company, was converted into and became a share of the Company's common stock ("Company Common Stock"), and the Bank became the wholly-owned subsidiary of the Company. At the completion of the Two-Tier Reorganization, the Mutual Holding Company owned 5,796,000 shares of Company Common Stock and other shareholders owned the remaining outstanding shares.

     Prior to the completion of the Two-Tier Reorganization on May 28, 1997, the Company had no assets, liabilities, or prior operating history. Immediately following the Two-Tier Reorganization, the Company conducted no operations and had no assets other than 100% of the outstanding shares of common stock of the Bank. Unless otherwise indicated, the information presented herein as of a date including or subsequent to May 28, 1997, or relating to a period ended subsequent to such date, reflects consolidated information of the Company. Information as of a date prior to May 28, 1997, or for a period ended prior to May 28, 1997 reflects consolidated information of the Bank.

Financial Condition

     Stockholders' equity increased by $3.2 million, or 30.6%, to $106.5 million at June 30, 1997 from $103.4 million at December 31, 1996. The increase in stockholders' equity was due to net income of $4.2 million for the six months ended June 30, 1997 combined with a net after tax decrease of $.7 million in the market value of the portfolio of available for sale investments largely due to the sale of investments. At June 30, 1997, the Bank's tangible, core and risk based capital ratios were 15.55%, 15.55%, and 27.49%, respectively.

     Total assets increased by $30.0 million, or 4.99%, to $631.0 million at June 30, 1997 from $601.0 million at December 31, 1996. In January of 1997 the Board approved a specific borrowing in the amount of $30 million for reinvestment in federal agency securities at an earnings spread above the cost of borrowing which increased assets and securities available for sale in that amount. Deposits decreased by $3.4 million, or .7%, to $487.9 million at June 30, 1997 from $491.2 million at December 31, 1996. Cash and cash equivalents increased $5.2 million, to $26.1 million at June 30, 1997 from $20.9 million at December 31, 1996. Securities available for sale increased by $24.9 million or 28.4% to $112.5 million at June 30, 1997 from $87.6 million at December 31, 1996. Mortgage-backed securities declined by $4.9 million or 10.2% to $43.7 million at June 30, 1997 from $48.6 million at December 31, 1996. Funds from repayments of mortgage-backed securities, and security maturities were reinvested in loans and cash equivalents.

Results of Operations

     The annualized return on average assets and return on average equity were 1.46% and 8.62% respectively for the quarter ended June 30, 1997 compared to 1.69% and 8.75% respectively for the quarter ended June 30, 1996. Annualized income included security gains of $.9 million in the second quarter of 1997 and $.6 million in the second quarter of 1996.

     Net income for the second quarter of 1997 was $2.3 million, which represents an increase of $93 thousand or 4.3%, as compared to the second quarter of 1996. Net income for the second quarter of 1996 and 1997 included $585 thousand $395 thousand, respectively, of net securities gains. Net income was $4.2 million for the first six months of 1997 compared to $4.9 million for the first six months of 1996, with net securities gains of $4.2 million and $2.2 million, respectively, for such periods.

     Total interest income increased $2.0 million, or 22.3%, to $10.8 million for the quarter ended June 30, 1997 from $8.8 million for the quarter ended June 30, 1996. The increase resulted from an increase in average interest earnings assets to $594.5 million for the quarter ended June 30, 1997 from $499.4 million for the quarter ended June 30, 1996, along with an increase in the average yield on interest-earning assets to 7.29% for the quarter ended June 30, 1997 from 7.09% for the quarter ended June 30 1996. The $95.1 million increase in average interest earnings assets was primarily attributed to the acquisition of Burlington County Bancorp ("BCB") on October 1, 1996, and the $30 million leverage program in January of 1997.

     Total interest income increased $3.8 million, or 21.3%, to $21.5 million for the six months ended June 30, 1997 from $17.7 million for the six months ended June 30, 1996. The increase resulted from an increase in average interest earnings assets to $596.5 million for the six months ended June 30, 1997 from $496.4 million for the six months ended June 30, 1996 combined with an increase in average yield on interest-earnings assets to 7.20% for the six months ended June 30, 1997 from 7.13% for the six months ended June 30, 1996. The $110.1 million increase in average interest earnings was primarily attributed to the acquisition of BCB and the $30 million leverage program in January of 1997.

     Total interest expense increased by $1.1 million, or 26.3%, to $5.3 million for the quarter ended June 30, 1997, from $4.2 million for the quarter ended June 30, 1996. The increase was primarily the result of an increase in average deposits to $482.7 million for the quarter ended June 30, 1997 from $411.7 million for the quarter ended June 30, 1996 which was partially offset by a decrease in the average rate paid on deposits to 4.01% for the quarter ended June 30, 1997 from 4.10% for the quarter ended June 30, 1996. The increase in deposits was primarily attributed to the acquisition of BCB. The decrease in the average rate paid on deposits was attributed to the effect of the addition of lower-cost deposits from the BCB acquisition. Interest expense for the quarter ended June 30, 1997 includes borrowing costs for the $30 million leverage program.

     Total interest expense increased by $2.1 million, or 25.2%, to $10.6 million for the six months ended June 30, 1997 from $8.5 million for the six months ended June 30, 1996. The increase was primarily the result of an increase in average deposits to $484.6 million for the six months ended June 30, 1997 from $410.9 million for the six moths ended June 30, 1996 partially offset by a decrease in the average rate paid on deposits to 4.01% for the six months ended June 30, 1997 from 4.14% for the six months ended June 30, 1996. Interest expense for the six months ended June 30, 1997 included borrowing costs for the $30 million leverage program.

     Bancorp provided $204,000 of provision for loan losses for the three month period ended June 30, 1997 compared to $0 provision for the same period in 1996. Bancorp's provision for the six month period ended June 30, 1997 totaled $214,000 compared to $0 provision for the same period in 1996. The increased provision during 1997 reflects additions for increased commercial loan and asset based lending activity as well as increased specific reserves on several loans as a result of a quarterly evaluation of the loan portfolio. The allowance for loan losses was $2.6 million or 94% of loans delinquent by 90 days or more at June 30, 1997 compared to $2.9 million or 78% of loans delinquent 90 days or more at December 31, 1996 [see note three].

     Total other income increased by $553 thousand, or 71.0%, to $1.3 million for the quarter ended June 30, 1997 compared to $.8 million for the quarter ended June 30, 1996. Other income included $.9 million of gains from the sale of equity securities for the quarter ended June 30, 1997 compared to $.6 million of gains from the sale of equity securities for the quarter ended June 30, 1996. Excluding gains on sales of securities, other income increased $257 thousand or 158.6% to $419 thousand for the quarter ended June 30, 1997 compared to $162 thousand for the quarter ended June 30, 1996. The increase in other income is attributed to higher fees generated on deposits acquired from BCB. Total operating expenses increased by $1.1 million, or 53.5%, to $3.1 million for the quarter ended June 30, 1997 compared to $2.0 million for the quarter ended June 30, 1996.
The increase in operating expenses is attributed to the addition of staff and activities from the BCB acquisition, the establishment of TSBusiness Finance Corporation and opening the new West Windsor branch.

     Total other income decreased by $.4 million, or 17.0%, to $2.1 million for the six months ended June 30, 1997 compared to $2.5 million for the six months ended June 30, 1996. Other income includes $1.2 million of gains from the sale of equity securities for the six months ended June 30, 1997 and $2.2 million of gains from the sale of equity securities for the six months ended June 30, 1996. Excluding gains on sales of securities, other income increased $512 thousand or 152.0% to $849 thousand for the six months ended June 30, 1997 compared to $337 thousand for the six months ended June 30, 1996. The increase in other income is attributed to higher fees generated on deposits acquired from BCB. Total operating expenses increased by $2.0 million or 49.9%, to $6.1 million for the six months ended June 30, 1997 compared to $4.1 million for the six months ended June 30, 1996. The increase in operating expenses is attributed to the addition of staff and activities from the BCB acquisition, the establishment of TSBusiness Finance Corporation and opening the new West Windsor branch.

Capital

     The OTS requires that the Bank meet minimum tangible, core and risk-based capital requirements. As of June 30, 1997, the Bank exceeded all regulatory capital requirements. The Bank's required, actual, and excess capital levels as of June 30, 1997, are as follows:


                                                                         Excess of
                               Required                   Actual        Actual Over
                                     % of                     % of       Regulatory
                            Amount   Assets           Amount  Assets     Requirement
                            ------   ------           ------  ------     -----------
                                      (Dollars in Thousands)
Tangible Capital            9,314     1.50%           96,566   15.55%       87,252
Core Capital               18,630     3.00%           96,566   15.55%       77,936
Risk-based Capital         28,860     8.00%           99,155   27.49%       70,295



Liquidity

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon percentage of deposits and short-term borrowings. The required ratio currently is 5%. The Bank's liquidity ratio averaged 31.32% during the second quarter of 1997 and equaled 32.33% at June 30, 1997. The Bank adjusts liquidity as appropriate to meet its asset and liability management objectives.

PART II.  OTHER INFORMATION

Legal Proceedings

     There are various claims and lawsuits in which the Bancorp is periodically involved incidental to the Bancorp's business.
In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Changes in Securities

     Not applicable.

Defaults Upon Senior Securities

     Not applicable.

Submission of Matters to a Vote of Security Holders

     None.

Other Information

     On August 8, 1997, the Company and the Bank announced that the Board of Directors of the Mutual Holding Company determined to convert the Mutual Holding Company to a capital stock corporation. Upon conversion of the Mutual Holding Company, shares of the Company's common stock held by the public will be exchanged for shares of a to-be-formed Delaware holding company, which, after the completion of the conversion will be the Bank's parent holding company. Additional shares of the to-be-formed Delaware holding company will be offered for sale to depositors of the Bank, and to the public. The conversion is subject to regulatory approval as well as the approval of the Mutual Holding Company's members and the Company's stockholders. The conversion is expected to be completed in the first half of 1998.

Exhibits and Report on Form 8-K.

     (a) Exhibit 99: Press release announcing the MHC's intention to convert from the mutual to stock form of organization.

     (b)  Forms 8-K:  (1) On April 29, 1997, the Bank filed a
Form 8-K pertaining to the previously mentioned execution of a definitive purchase agreement with Manchester Trust Bancorp.

          (2) On July 2, 1997, the Bancorp filed a Form 8-K reporting that the Bank had completed its reorganization into the two-tier mutual holding company structure.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                              PEOPLES BANCORP, INC.



Date:  August 14, 1997        By:  /s/ Wendell T. Breithaupt
                                   ------------------------------
                                   Wendell T. Breithaupt
                                   President and Chief Executive
                                     Office


Date:  August 14, 1997        By:  /s/ Robert Russo
                                   ------------------------------
                                   Robert Russo
                                   Vice President and Treasurer
                                   [Principal Financial and
                                     Accounting Officer]