Form 10-Q
period 1997-09-30
PEOPLES BANCORP INC /DE/
filed 1997-11-14
CIK 1035239

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from -------- to ---------.

                 Commission File Number 0-22641

                      PEOPLES BANCORP, INC.
     (Exact name of registrant as specified in its charter)


     United States of America                22-3516910
(State or other jurisdiction      (I.R.S. Employer Identification
of incorporation or organization)              Number)


   134 Franklin Corner Road, Lawrenceville, New Jersey  08648
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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date:  9,045,795

                      PEOPLES BANCORP, INC.

                              INDEX


                                                             Page

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

     Consolidated Statements of Condition as of
       September 30, 1997 and December 31, 1996             4

     Consolidated Statements of Income for the three
      and nine months ended September 30, 1997 and 1996     5

     Consolidated Statements of Stockholders' Equity
       for the nine months ended September 30, 1997
       and 1996                                             6

     Consolidated Statements of Cash Flows for the
       nine months ended September 30, 1997 and 1996        7

     Notes to the Consolidated Financial Statements         8-9

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                10-14

PART II.  OTHER INFORMATION                                 14

PART I.   FINANCIAL INFORMATION
     Item 1.   Financial Statements

                      PEOPLES BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CONDITION
                    (In Thousands of Dollars)


                                                  September 30     December 31
ASSETS                                                1997             1996
                                                  (unaudited)
Cash and due from banks                             $   10,909      $  12,938
Federal Funds sold                                       2,300          8,000
     Total cash and cash equivalents                    13,209         20,938

Securities available for sale                          127,651         87,648
Investment securities held to maturity                  31,158         37,935

Mortgage-backed securities held to maturity             39,603         48,618
Federal Home Loan Bank stock, at cost                    3,386          3,089
Loans, net                                             397,866        380,288
Bank premises and equipment, net                         6,800          6,982
Accrued interest receivable                              4,823          3,602
Prepaid expenses                                         1,822          1,471
Intangible assets                                       10,834          9,164
Other assets                                             1,790          1,281
     Total assets                                   $  638,942      $ 601,016

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                            $  493,334      $ 491,246
Borrowed funds                                          30,000              0
Accrued expenses and other liabilities                   7,369          6,418
     Total liabilities                                 530,703        497,664

Stockholders' Equity
  Common Stock, par value $0.10                            904            904
   authorized 20,000,000 shares, issued and
   outstanding 9,045,795 shares as of September 30, 1997
   and 9,037,160 as of December 31, 1996
  Additional paid-in capital                            30,495         30,357
Retained earnings - substantially restricted            77,592         72,545
Unearned Management Recognition Plan shares               (954)        (1,543)
Net unrealized gain on securities available for sale,
  net of taxes                                             202          1,089

     Total stockholders' equity                        108,239        103,352

     Total liabilities and stockholders' equity     $  638,942      $ 601,016

  See accompanying Notes to Consolidated Financial Statements.

                      PEOPLES BANCORP, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands of Dollars)
                           (unaudited)


                                                         Three Months          Nine Months
                                                      Ended September 30,   Ended September 30,
                                                      1997           1996   1997           1996
Interest and dividend income:
  Interest and fees on loans                          $ 7,580     $ 6,268   $22,393     $18,085
  Interest on securities                                3,293       2,527     9,817       8,085
  Interest on Federal funds sold                          136         175       406         519

     Total interest income                             11,009       8,970    32,616      26,662


Interest expense                                        5,571       4,356    16,223      12,865

     Net interest income                                5,438       4,614    16,393      13,797

Provision for loan losses                               1,274           0     1,488           0

     Net interest income after provision
       for loan losses                                  4,164       4,614    14,905      13,797

Other income:
  Service fees on deposit accounts                        200          90       651         259
  Fees and other income                                   330          72       595         240
  Net gain on sale of other real estate                     0          23         0          23
  Net gain on sale of securities                        1,676           0     2,923       2,189

     Total other income                                 2,206         185     4,169       2,711

Operating expense:
  Salaries and employee benefits                        2,035       1,166     5,357       3,361
  Net occupancy expense                                   409         295     1,171         903
  Equipment expense                                        27           9        84          53
  FDIC insurance premium                                   20          16        39         232
  FDIC Special Assessment                                   0         177         0         177
  Amortization of intangible assets                       201          69       577         204
  Data processing fees                                    134         106       392         302
  Other operating expense                                 925         531     2,224       1,202

     Total operating expense                            3,751       2,369     9,844       6,434

     Income before income taxes                         2,619       2,430     9,230      10,074

Income taxes                                              951         874     3,332       3,626

     Net income                                       $ 1,668     $ 1,556   $ 5,898     $ 6,448

Net income per common share                           $  0.18     $  0.17   $  0.65     $  0.72

  See accompanying Notes to Consolidated Financial Statements.

                      PEOPLES BANCORP, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   For the Nine Month Period ended September 30, 1997 and 1996
                         (In Thousands)
                           (unaudited)


                                                                                                 Unrealized
                                                                                                  Net gain
                                                                                      Unearned       on
                                                                                     Management  securities
                                                Number         Additional           Recognition   available      Total
                                                  of    Common   paid-in   Retained     Plan      for sale,  Stockholders'
                                                Shares   stock   capital   Earnings    Shares   net of taxes     equity
Balance at December 31, 1995                 8,912,500   $891   $28,687    $65,267     $     0   $  2,697       $  97,542

Net income for the nine months ended
  September 30, 1996                                 0      0         0      6,448           0          0       $   6,448

Dividends declared [$.0875 per share                 0      0         0       (828)          0          0       $    (828)

Net change in unrealized net gains on
  securities available for sale                      0      0         0          0           0     (1,668)      $  (1,668)

Balance at September 30, 1996                8,912,500   $891   $28,687    $70,887     $     0   $  1,029       $ 101,494



Balance at December 31, 1996                 9,037,160   $904   $30,357    $72,545     $(1,543)  $  1,089       $ 103,352

Net income for the nine months ended
  September 30, 1997                                 0      0         0      5,898           0          0           5,898

Dividends paid [$0.0875 per share]                   0      0         0       (851)          0          0            (851)

Net change in unrealized net gains on
  securities available for sale                      0      0         0          0           0       (887)           (887)

Proceeds from Exercise of Stock Options          8,635      0        13          0           0          0              13

Amortization of unearned Management
  Recognition Plan shares                            0      0       125          0         589          0             714

Balance at September 30, 1997                9,045,795   $904   $30,495    $77,592     $(954)    $    202       $ 108,239


  See accompanying Notes to Consolidated Financial Statements.

                      PEOPLES BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In Thousands of Dollars)
                           (unaudited)


                                                               Nine Months Ended September 30,
                                                                      1997          1996
Cash flows from operating activities:
  Net income                                                       $    5,898     $    6,448
  Adjustments to reconcile net income to net cash used
    in operating activities:
    Provision for loan losses                                           1,488              0
    Depreciation and amortization expense                               1,156            407
    Net accretion of premiums and discounts on securities                 (64)          (126)
    [Increase] decrease in accrued interest receivable and
      other assets                                                     (3,626)           361
    Increase [Decrease] in accrued interest payable and
      other liabilities                                                   826           (565)
    Net gain on sale of securities                                     (2,923)        (2,189)
    Net gain on sale of other real estate                                   0            (23)

     Net cash provided by operating activities                          2,755          4,313

Cash flows used in investing activities:
  Proceeds from maturities of securities available for sale
    and held to maturity                                           $   39,940     $   44,055
  Purchase of investment securities held to maturity                        0        (11,522)
  Purchase of securities available for sale                           (73,046)       (16,997)
  Proceeds from sales of securities available for sale                  3,816          3,583
  Purchase of Federal Home Loan Bank Stock                               (297)          (225)
  Maturities and repayments of mortgage-backed securities               9,337         11,042
  Net increase in loans                                               (17,578)       (29,715)
  Net additions to bank premises, furniture, & equipment                 (398)          (478)
  Proceeds from sale of bank premises, furniture & equipment              312              0
  Proceeds from sale of other real estate                                   0            105
  Payment for purchase of Manchester Trust Bank, net of cash acquired  (3,807)             0

     Net cash used in investing activities                            (41,721)          (152)

Cash flows from financing activities:
  Net increase in savings and time deposits                             2,088           6359
  Dividends paid                                                         (851)          (828)


  Net increase in borrowings                                           30,000              0

     Net cash provided by financing activities                         31,237          5,531

Net [decrease] increase in cash and cash equivalents                   (7,729)         9,692

Cash and cash equivalents as of beginning of year                  $   20,938     $   16,253

Cash and cash equivalents as of end of period                      $   13,209     $   25,945

Supplemental disclosure of cash flow information:
  Cash paid:
    Interest                                                       $   16,112     $   10,829

    Income taxes                                                   $    3,351     $    3,975

  See accompanying Notes to Consolidated Financial Statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X for Peoples Bancorp, Inc. (the Bancorp).

     In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made as of and for nine months ended September 30, 1997 and 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997.

(2)  Reorganization into a Two-tier Mutual Holding Company
     Structure

     At the Annual Stockholders meeting on April 25, 1997, the stockholders approved the reorganization of the Trenton Savings Bank (the Bank) into a two-tier structure, whereby, the Bank becomes a wholly owned subsidiary of Peoples Bancorp, Inc. The Bank anticipates that this restructuring will provide enhanced ability to invest through a mid-tier structure, facilitate mergers and acquisitions, and facilitate stock repurchases. The Bank completed the reorganization on May 28, 1997.

(3)  Plan of Conversion to Full Stock Capital Structure

     At the Trenton Savings Bank Board of Directors' Meeting on September 24, 1997, the Board approved a Plan of Conversion to fully convert the Bank from a Mutual Holding Company to a full stock capital structure. The Bank will be appraised by an independent third party which will be the basis of the offering and the exchange for minority stockholders. As part of the Plan of Conversion, the Board selected August 31, 1996 as the depositor eligibility date for stock subscriptions. A majority vote of both depositors and stockholders will be required to approve the conversion. Regulatory approval is also required. Upon conversion of the MHC, shares of the company's common stock will be exchanged for shares of a to-be-formed Delaware Holding Company, which, after the completion of the conversion will be the Bank's parent company.

     Information on the stock offering will be part of an offering circular which is expected to be distributed in early
1998.

(4)  Non-Performing Loans, Non-Performing Assets and the
Allowance for Loan Losses

     Non-performing loans at September 30, 1997 and December 31,
1996 are as follows (in thousands of dollars):


                                   September 30,     December 31,
                                       1997              1996
Loans delinquent 90 days or more         4,063           3,704

Loans delinquent 90 days or more
 as a percentage of net loans
 receivable                               1.02%           0.97%

     An analysis of the allowance for loan losses for the nine month periods ended September 30, 1997 and 1996 is as follows (in thousands of dollars):


                                          September 30,     September 30,
                                               1997               1996
Balance at beginning of the period          $ 2,901           $ 1,767
Provision charged to operations               1,488                 0
Charge-offs, net                             (1,187)              (26)
Balance at the end of the period            $ 3,202           $ 1,741

     Generally, the Bancorp's loans are placed on a non-accrual status when a default of principal or interest has existed for a period of 90 days except when, in the opinion of management, the collection of principal or interest is reasonable anticipated or adequate collateral exists. In addition, the Bancorp places any loan on non-accrual, if any part of its is classified as doubtful or loss or foreclosure and acquired by deed in lieu of foreclosure, and is recorded at the lower of cost or fair value. At September 30, 1997, the Bancorp has $123,000 classified as real estate owned.

     During the third quarter of 1997 the Bank increased its loan loss provision by $1.27 million, as compared to no provision in the third quarter of 1996. This increase was primarily attributable to a niche line of business that was inherited through the acquisition of Burlington County Bank. Management has made the decision to exit the automobile dealer floorplan financing business and has made provisions for the deterioration of this portfolio. Of the $1.27 million provision, $687,000 was immediately charged-off as the Bank expeditiously addressed the credit risk in these loans and any potential losses associated with exiting this line of business. However, management believes that the Bancorp's asset quality remains strong. Management believes that the allowance for loan losses is adequate based on historical experience, the volume and type of lending conducted by the Bancorp, the amount of non-performing loans, general economic conditions and other factors relating to the Bancorp's loan portfolio. However, there can be no assurance that actual losses will not exceed estimated amounts.

     As of September 30, 1997, the Bancorp's total non-performing loans and foreclosed assets amounted to $4.6 million, or .72% of total assets, compared to $3.4 million, or .57% of total assets at December 31, 1996.

     Federal regulations required that each insured savings institution classify it assets on a regular basis. There are four categories for problem assets: "special mention", "substandard", "doubtful", and "loss."

     At September 30, 1997, the Bancorp had $3.3 million of loans criticized as special mention, $6.4 million classified as substandard and $583,000 classified as doubtful and $5,000 classified loss. As of September 30, 1997, total classified assets, which includes substandard, doubtful and loss assets and repossessed assets, amounted to $7.1 million, 1.09% of total assets.

     It is management's policy to maintain an allowance for estimated loan losses based upon an assessment [1] in the case of residential loans, management's review of delinquent loans, loans in foreclosure and market conditions, [2] in the case of commercial business loans and commercial mortgage loans, when a significant decline in value can be identified as well as an overall assessment of the inherent risk in the portfolio and [3] in the case of consumer loans, based on the assessment of risks inherent in the loan portfolio. The Bancorp's allowance for loan losses, which includes a general valuation allowance, amounted to approximately $3.2 million at September 30, 1997 and $2.9 million at December 31, 1996.

(5)  Acquisition of Manchester Trust Bank

     On September 8, 1997, the Bank completed the previously announced acquisition of Manchester Trust Bank, a trust services company with $140.1 million of assets under management. Under terms of the agreement, Manchester will be operated as a wholly owned subsidiary of the Bank. This acquisition was accounted for as a purchase with $2.2 million of goodwill creates which is being amortized over 15 years.

(6)  Recent Accounting Pronouncements

     On March 3, 1997, the Financial Accounting Standards Board
(the "FASB") issued Statement of Financial

Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 establishes new standards for the computation and presentation of earnings per share ("EPS") by simplifying the standards prescribed in APB Opinion No. 15. Under the new requirements, the Bank will be required to present both basic and diluted EPS on the face of the income statement. Basic EPS will replace the current EPS terminology and continue to be computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS will include any additional common shares as if all potentially dilutive common shares were issued. The Bank will be required to adopt SFAS No. 128 for the period ended December 31, 1997. All prior-period EPS data is required to be restated. The impact of adopting SFAS No. 128 is not expected to have a material effect on earnings per share data.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes the reporting and display requirements of total comprehensive income and other comprehensive income in a full set of general-purpose financial statements. The statement defines total comprehensive income as all changes in equity during a period except those resulting for investments by owners and distribution to owners. Other comprehensive income would include revenues, expenses, gains and losses that, under SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Comparative financial statements will be reclassified to reflect the provisions of SFAS No. 130.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

     Stockholders' equity increased by $4.9 million, or 4.7%, to $108.2 million at September 30, 1997 from $103.4 million at December 31, 1996. The increase in stockholders' equity was due to net income of $5.9 million for the nine months ended September 30, 1997 which offset a net after tax decrease of $.9 million in the market value of the Bancorp's portfolio of available for sale investments. The decrease was primarily attributed to the Bank's sale of equity securities to comply with OTS regulations that require the Bank to divest its portfolio of equity securities.
At September 30, 1997, the Bancorp's tangible, core and risk-based capital ratios were 15.48%, 15.48%, and 26.48%, respectively.

     Total assets increased $37.9 million, or 6.31%, to $638.9 million at September 30, 1997 from $601.0 million at December 31, 1996. Deposit growth from the branch system and net earnings after dividend payments generated $7.1 million of asset growth. Deposits increased by $2.1 million, or .43%, to $493.3 million at September 30, 1997 from $491.2 million at December 31, 1996.
Cash and cash equivalents decreased by $7.7 million, or 36.9%, to $13.2 million at September 30, 1997 from $20.9 million at December 31, 1996. Securities available for sale increased $40.0 million, or 45.6%, to $127.7 million at September 30, 1997 from $87.6 million at December 31, 1996. Securities held to maturity decreased $6.8 million or 17.9% to $31.2 million at September 30, 1997 from $37.9 million at December 31, 1996. On January 4, 1997, the Bank instituted an investment leverage program by borrowing $30 million for reinvestment in federal agency securities which were designated as available for sale. Net loans increased $17.6 million, or 4.6%, to $397.9 million at September 30, 197 from $380.3 million at December 31, 1996.
These portfolios also increased as loan and mortgage-backed securities principal payment, and deposit flows were reinvested in these asset categories. Mortgage-backed securities decreased $9.0 million, or 18.5%, to $39.6 million at September 30, 1997 from $48.6 million at December 31, 1996. The Bank's investment in Federal Home Loan Bank ("FHLB") stock increased $297,000, or 9.6%, to $3.4 million at September 30, 1997 from $3.1 million at December 31, 1996, as the Bank's larger mortgage loan portfolio permitted additional investment in FHLB stock.

Results of Operations

     The annualized return on average assets and return on average equity were 1.05% and 6.20% respectively for the quarter ended September 30, 1997 compared to 1.19% and 6.32% respectively for the quarter ended September 30, 1996.

     Net income [excluding net securities gains] decreased by $1.0 million or 20.2% to $4.0 million for the nine months ended September 30, 1997 from $5.0 million for the nine moths ended September 30, 1996. Net income, including security gains of $2.9 million, was $5.9 million for the first nine months of 1997 compared to $6.4 million for the first nine months of 1996, with net securities gains of $2.2 million.

Net Interest and Dividend Income

     Total interest income increased $2.0 million, or 22.7%, to $11.0 million for the three months ended September 30, 1997 from $9.0 million for the three months ended September 30, 1996, as the Bank increased its interest income from loans, and securities which increases were partially offset by a decrease in interest income from federal funds sold. The increase in interest income resulted primarily from a $107.1 million, or 21.4%, increase in average interest-earning assets to $606.3 million from $499.2 million combined with a 5 basis point increase in yield on the Bank's average interest-earning assets to 7.24% from 7.19%. The increase in average interest-earning assets resulted primarily from the Bank's acquisition of BCB, the $30 million leverage program, and deposit inflows.

     Interest income from mortgage loans decreased by $57,000, or 1.2%, to $4.9 million for the three months ended September 30, 1997, from $5.0 million for the three months ended September 30, 1996. This decrease was due to a $1.6 million, or .6%, decrease in average mortgage loans to $268.5 million from $270.0 million, combined with a decrease in the yield on average mortgage loans to 7.29% from 7.34%. Interest income from consumer loans increased by $112,000, or 11.6%, to $1.1 million from $1.0 million as a result of a $9.0 million increase in average consumer loans to $57.0 million from $47.9 million, which was offset by a 49 basis point decrease in the yield on average consumer loans. Interest income from commercial business loans increased by $1.3 million or 360.5%, to $1.6 million for the three months ended September 30, 1997 from $349,000 for the three months ended September 30, 1996. This increase was due to a $54.0 million, or a 354.2% increase in average commercial business loans to $69.2 million from $15.2 million combined with a 12 basis point increase in the yield on average commercial business loans to 9.28% from 9.16%. The increase in average commercial business loan balances was due to the acquisition of BCB and increased commercial business loan activity. The Bank intends to focus its efforts in increasing its portfolio of commercial business loans in the future. Interest income from debt securities available for sale increase by $.8 million, or 69.3%, to $1.8 million from $1.1 million combined with a $48.0 million, or 72.0%, increase in average debt securities available for sale to $114.6 million from $66.7 million, which offset a 10 basis point decrease in the yield on average debt securities available for sale to 6.45% from 6.55%. The increase in average debt securities available for sale was attributable to the investment of funds for the $30 million leverage program and the acquisition of investments with the purchase of BCB. Interest income from mortgage-backed securities held to maturity declined to $0.7 million for the three months ended September 30, 1997, from $0.8 million, or 13.9% for the three months ended September 30, 1996. The decrease in income was primarily attributed to $4.1 million decrease in the average balance of mortgage-backed securities to $39.4 million from $45.8 million which offset an increase in the yield on average mortgage-backed securities to 6.81% from 6.78%.

     Income from equity securities available for sale decreased by $20,000, or 66.7%, to $10,000 from $30,000 due to a $1.0 million, or 84.2%, decrease in average equity securities available for sale to $.2 million from $1.2 million which was partially offset by a 11.6% increase in the yield on average equity securities available for sale to 21.98% from 10.42%. The decrease in average equity securities available for sale resulted from the Bank's liquidation of this portfolio, as required by OTS regulation in connection with the Bank's conversion to a federally-chartered savings bank, while the increase in yield resulted from the favorable market conditions for equities that existed during 1997.

     Interest income from debt securities held to maturity and FHLB stock decreased by $53,000, or 8.4%, to $576,000 for the three months ended September 30, 1997 from $629,000 for the three months ended September 30, 1996 due to a $1.0 million, or 2.5% decrease in the average balance of debt securities held to maturity to $38.3 million for the three months ended September 30, 1997 from $39.2 million for the three months ended September 30, 1996. The decrease in income was also attributed to a 39 basis point decrease in yield to 6.02% from 6.41%. Interest income from federal funds sold decreased $39,000 to $136,000 from $175,000 due to a $4.1 million decrease in average federal funds sold to $9.1 million from $13.2 million, which offset a 67 basis point increase in the yield on average federal funds sold to 5.98% from 5.31%. The decrease in amount of federal funds sold reflects the investment of available cash in higher yielding investments and the Bank's utilization of a leverage strategy.

     The increase in the Bank's average balance of mortgage, commercial loans, consumer loans, and debt securities available for sale, resulted from the Bank's leverage program, the acquisition of BCB and internal loan growth. The changes in yields on mortgage loans, consumer loans, commercial loans, investment securities and federal funds sold resulted primarily from the purchase of interest-earning assets at 1997 market yields.

     Total interest income increased by $6.0 million, or 22.3%, to $32.6 million for the nine months ended September 30, 1997 from $26.7 million for the nine moths ended September 30, 1996, as the Bank increased its interest income from all loan categories, debt securities available for sale, investment securities and FHLB stock, which increases were partially offset by decreases in interest income from equity securities available for sale, federal funds sold, and mortgage-backed securities.
The increase in interest income resulted primarily from a $100.6 million, or 20.2%, increase in average interest-earning assets to $599.4 million from $498.8 million and a 13 basis point increase in yield on the Bank's average interest-earning assets to 7.25% from 7.12%. The increase in average interest-earning assets resulted from the Bank's acquisition of BCB, the $30 million leverage program, and deposit inflows.

     Interest income from mortgage loans increased by $307,000, or 2.1%, to $14.8 million for the nine months ended September 30, 1997, from $14.5 million for the nine moths ended September 30, 1996. This increase was due to a $5.1 million, or 1.9%, increase in average mortgage loans to $268.5 million from $263.4 million, combined with an increase in the yield on average mortgage loans to 7.35% from 7.34%. Interest income from consumer loans increased by $666,000, or 25.0%, to $3.3 million from $2.7 million as a result of a $11.9 million increase in average consumer loans to $56.9 million from $45.0 million, which was partially offset by a 10 basis point decrease in the yield on average consumer loans. Interest income from commercial business loans increased by $3.3 million or 365.3%, to $4.2 million for the nine months ended September 30, 1997 from $913,000 for the nine months ended September 30, 1996. This increase was due to a $49.4 million, or a 365.78% increase in average commercial business loans to $62.9 million from $13.5 million which offset a one basis point decrease in the yield on average commercial business loans to 9.01% from 9.02%. The increase in average commercial business loan balances was due to the acquisition of BCB and increased commercial business loan activity. The Bank intends to focus its efforts in increasing its portfolio of commercial business loans in the future. Interest income from debt securities available for sale increased by $2.2 million, or 62.8% to $5.6 million from $3.5 million due to a 15 point increase in the yield on average debt securities available to sale to 6.51%, from 6.36%, and a $42.9 million, or 59.2% increase in average debt securities available for sale to $115.5 million from $72.5 million. The increase in average debt securities available for sale was primarily attributable to the investment of funds for the $30 million leverage program. Interest income from the mortgage-backed securities held to maturity declined to $2.2 million, from $2.5 million, or 11.7% for the nine months ended September 30, 1996. The decrease in income was primarily attributable to $4.9 million decrease in the average balance or mortgage-backed securities to $44.1 million from $48.9 million combined with a decrease in the yield on average mortgage-backed securities to 6.67% from 6.80%.

     Income from equity securities available for sale decreased by $71,000, or 53.8%, to $61,000 from $132,000 due to a $1.0 million, or 67.2%, decrease in average equity securities available for sale to $.5 million from $1.5 million, which was partially offset by a 486 basis point increase in the yield on average equity securities available for sale to 16.77% from 11.91%. The decrease in average equity securities available for sale resulted from the Bank's liquidation of this portfolio, as required in connection with the Bank's conversion to a federally-chartered savings bank, while the increase in yield resulted from the favorable market conditions for equities that existed during 1997.

     Interest income from debt securities held to maturity and FHLB stock decreased by $180,000, or 9.2%, to $1.8 million for the nine months ended September 30, 1997 from $2.0 million for the nine months ended September 30, 1996 due to a $1.4 million, or 3.3% decrease in the average balance of debt securities to $39.6 million for the nine months ended September 30, 1997 from $40.9 million for the nine months ended September 30, 1996. The decrease in income was also attributable to a 39 basis point decrease in yield to 6.02% from 6.41%. Interest income from federal funds sold decreased $113,000 to $406,000 from $519,000 due to a $3.9 million decrease in average federal funds sold to $9.2 million from $13.0 million, which offset a 59 basis point increase in the yield on average federal funds sold to 5.90% from 5.31%. The decrease in amount of federal funds sold reflects the investment of available cash in higher yielding investments and the Bank's utilization of a leverage strategy.

     The increase in the Bank's average balance of mortgage, commercial loans, consumer loans, and debt securities available for sale, resulted from the Bank's leverage program, the acquisition of BCB and internal loan growth. The changes in yields on mortgage loans, consumer loans, commercial loans, investment securities and federal funds sold resulted primarily from the purchase of interest-earning assets at 1997 market yields.

Total Interest Expense

     Total interest expense increased by $1.2 million, or 27.9%, to $5.6 million for the three months ended September 30, 1997, from $4.4 million for the three months ended September 30, 1996. The increase was due to a $105.0 million, or 25.3%, increase in average interest-bearing liabilities to $520.4 million from $415.3 million and a 9 basis point increase in the average cost of the Bank's interest-bearing liabilities to 4.28% from 4.19%. The increase in average interest-bearing liabilities resulted from a $30 million borrowing in January 1997 for the Bank's leverage investment program combined with a $24.0 million, or 9.0%, increase in average certificates of deposit and a $51.0 million, or 34.1% increase in average core deposits. The increase in interest-bearing liabilities was largely the result of the acquisition of BCB. The decrease in rates paid on deposits was attributed to the effect of paying lower market rates on certificates of deposit and core deposits. The increase in the average rate paid for funds was attributed to the higher cost of monies for the Bank's leverage program. These borrowed funds were reinvested at a 7.23% earnings rate, providing a 121 basis point net return on the funds borrowed.

     As a result of the foregoing, the Bank's net interest income was $5.4 million for the three months ended

September 30, 1997 compared to $4.6 million for the three months ended September 30, 1996. The Bank's interest-rate spread was 2.96% for the three months ended September 30, 1997 compared to 3.00% for the three months ended September 30, 1996, as the yield on the Bank's interest-earning assets increased more rapidly than the Bank's cost of interest-bearing liabilities. The Bank's interest rate spread was 2.98% for 1996 compared to 2.96% for 1995.

     Total interest expense increased by $3.4 million, or 26.1%, to $16.2 million for the nine months ended September 30, 1997, from $12.9 million for the nine months ended September 30, 1996. The increase was due to a $104.1 million, or 25% increase in average interest-bearing liabilities to $516.5 million from $412.4 million, and a 3 basis point increase in the average cost of the Bank's interest-bearing liabilities to 4.19% from 4.16%. The increase in average interest-bearing liabilities resulted from the $30 million borrowing in January 1997 for the Bank's leverage investment program combined with a $26.9 million, or 10.2%, increase in average certificates of deposit and a $47.2 million, or 31.6% increase in average core deposits. The increase in interest-bearing liabilities was largely the result of the acquisition of BCB. The crease in rates paid on deposits was attributed to the effect of paying lower market rate on certificates of deposit and core deposits. The increase in the average rate paid for funds was attributed to the higher cost of monies for the Bank's leverage program. These borrowed funds were reinvested at a 7.23% earnings rate providing a 63 basis point net return on the funds borrowed.

     As a result of the foregoing, the Bank' net interest income was $16.4 million for the nine months ended September 30, 1997 compared to $13.8 million for the nine months ended September 30, 1996. The Bank's interest rate spread was 3.06% for the nine months ended September 30, 1997 compared to 2.96% for the nine months ended September 30, 1996, as the yield on the Bank's interest-earning assets increase more rapidly than the Bank's cost of interest-bearing liabilities.

Provision for Loan Losses

     The provision for loan losses was $1.3 million and $1.5 million, respectively for the three and nine month periods ended September 30, 1997. There was no provision for loan losses during the comparable 1996 periods. The provision for 1997 was primarily attributable to a niche line of business that was inherited through the acquisition of Burlington County Bank. Management has made the decision to exit the automobile dealer floorplan financing business and has made provisions for the deterioration of the portfolio. Management has taken steps to expeditiously address the credit risk in these loans and any potential losses associated with exiting this line of business.

     Management believes that the allowance for loan losses is adequate based on historical experience, the volume and type of lending conducted by the Bancorp, the amount of non-performing loans, general economic conditions and other factors relating to the Bancorp's loan portfolio. However, there can be no assurances that actual losses will not exceed estimated amounts.

Other Income

     For the three months ended September 30, 1997, the net gain on security sales was $1.7 million. There were no gains on sale of securities for three months ended September 30, 1996. Service fees and other income increased $.4 million or 227.2% for the three months ended September 30, 1997 to $.5 million from $.2 million for the three months ended September 30, 1996. The increase in fees in primarily attributable to the acquisition of BCB deposits which have higher fee generating characteristics. During the third quarter of 1996, $23,000 was realized from the sale of other real estate.

     For the nine months ended September 30, 1997, the net gain on security sales increased $.7 million, or 33.5%, to $2.9 million, compared to a net gain of $2.2 million for the nine months ended September 30, 1996. Service fees and other income increased $.7 million or 149.7% for the nine months ended September 30, 1997 to $1.2 million from $.5 million for the nine months ended September 30, 1996. The increase in fees is primarily attributable to the acquisition of BCB deposits which have higher fee generating characteristics.

Operating Expenses

     Total operating expenses increased by $1.4 million, or 58.3%, to $3.8 million for the three months ended September 30, 1997 as compared to $2.4 million for the three months ended September 30, 1996. During the same period the amortization of intangible assets increased from $69,000 to $201,000, reflecting the amortization of goodwill from the acquisition of BCB. Salaries and employee benefits increased by $.9 million, or 74.5%, to $2.0 million for the three months ended September 30, 1997 from $1.2 million for the three months ended September 30, 1996, reflecting normal salary increases, management incentive awards, and three months additional salaries from the acquisition of BCB. During the same period, net occupancy expenses increased $114,000, or 38.6%, due to the opening of one branch and the acquisition of three BCB branches. Other operating expenses increased $.4 million, or 74.2%, to $.9 million for the three months ended September 30, 1997 as compared to $.5 million for the three months ended September 30, 1996, reflecting routine expense increase and three months of expenses from the acquisition of BCB. These expense increases were offset by a $173,000 reduction in FDIC insurance premiums to $20,000 from $193,000 which included a special FDIC assessment of $177,000.

     Total operating expenses increased by $3.4 million, or 53.0%, to $9.8 million for the nine months ended September 30, 1997 as compared to $6.4 million for the nine months ended September 30, 1996. During the same period the amortization of intangible assets increased from $204,000 to $577,000, reflecting the amortization of nine months of goodwill from the acquisition of BCB. Salaries and employee benefits increased $2.0 million, or 59.4%, to $5.4 million for the nine months ended September 30, 1997 from $3.4 million for the nine months ended September 30, 1996, reflecting normal salary increases, management incentive awards, and nine month additional salaries from the acquisition of BCB. Net occupancy expenses increased $268,000, or 29.7%, due to the addition of two branches as well as the acquisition of three BCB branches. Other operating expenses increased $1.0 million, or 85.0%, to $2.2 million for the nine months ended September 30, 1997 as compared to $1.2 million for the nine months ended September 30, 1996, reflecting routine expense increases and nine months of expenses from the acquisition of BCB. These expense increases were offset by a $370,000 reduction in FDIC insurance premiums to $39,000 from $409,000 which included a special FDIC assessment of $177,000.

Capital

     The OTS requires that the Bancorp meet minimum tangible, core and risk-based capital requirements. As of September 30, 1997, the Bancorp exceeded all regulatory capital requirements. The Bancorp's required, actual, and excess capital levels as of September 30, 1997, are as follows:


                                                                               Excess of
                                               Required      Actual            Actual Over
                                                     % of              % of    Regulatory
                                           Amount   Assets   Amount   Assets   Requirement
                                                      (Dollars in Thousands)
Tangible Capital                            9,418    1.50%   97,200   15.48%      87,782
Core Capital                               18,835    3.00    97,200   15.48       78,365
Risk-based Capital                         30,324    8,00   100,401   26.48       70,077

Liquidity

     The Bancorp is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5%. The Bancorp's liquidity ratio averaged 30.85% during the third quarter of 1997 and equaled 28.83% at September 30, 1997. The Bancorp adjusts liquidity as appropriate to meet it asset and liability management objectives.

PART II.  OTHER INFORMATION

Exhibits and Report on Form 8-K

     Not applicable.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                              PEOPLES BANCORP, INC.


Date:  November 14, 1997      By:  /s/ Wendell T. Breithaupt
                                   ------------------------------
                                   Wendell T. Breithaupt
                                   President and Chief Executive
                                    Officer


Date:  November 14, 1997      By:  /s/ Robert Russo
                                   ------------------------------
                                   Robert Russo
                                   Vice President and Treasurer
                                   (Principal Financial and
                                    Accounting Officer)