Form 10-K
period 1997-12-31
PEOPLES BANCORP INC /DE/
filed 1998-03-31
CIK 1035239

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED] For the Fiscal Year Ended December 31, 1997
                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED]

         For the transition period from _______________ to _____________________

                         Commission File Number 0-22641

                              PEOPLES BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             United States                                 22-3516910
    -------------------------------                  ---------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

134 Franklin Corner Road, Lawrenceville, New Jersey             08648-0950
---------------------------------------------------             ----------
      (Address of Principal Executive Offices)                   Zip Code

                                 (609) 844-3100
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:   None

Securities Registered Pursuant to Section 12(g) of the Act:   Common Stock, par value $.10 per share
                                                              --------------------------------------
                                                                          (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES _X_   NO ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

         As of February 28, 1997, there were issued and outstanding 9,046,444 shares of the Registrant's Common Stock, including 5,796,000 shares held by Peoples Bancorp, MHC. The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the closing sales price of the Registrant's stock, as reported on the Nasdaq National Market on March 20, 1998, was approximately $125.4 million.


                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I

ITEM 1. BUSINESS

The Mid-Tier Holding Company

         Peoples Bancorp, Inc. (the "Mid-Tier Holding Company") was formed to become the stock holding company of the Trenton Savings Bank (the "Bank") in the two-tier reorganization (the "Two-Tier Reorganization") of the Bank and Peoples Bancorp, MHC (the "Mutual Holding Company"), which was completed in July 1997. In the Two-Tier Reorganization, all of the outstanding shares of the Bank's common stock ("Bank Common Stock"), including shares held by the Peoples Bancorp, MHC (the "Mutual Holding Company") and stockholders other than the Mutual Holding Company (the "Minority Stockholders"), were converted into shares of common stock of the Mid-Tier Holding Company ("Mid-Tier Common Stock"), and the Bank became the wholly-owned subsidiary of the Mid-Tier Holding Company. As of December 31, 1997, the Mid-Tier Holding Company's only material asset consisted of 100% of the outstanding shares of common stock of the Bank. References herein to the operations of the Bank subsequent to the date of the Two-Tier Reorganization also refer to the consolidated operations of the Mid-Tier Holding Company, unless otherwise indicated by the context.

The Mutual Holding Company and the Conversion of the Mutual Holding Company to the Stock Form of Organization

         The Mutual Holding Company is a federal mutual holding company that was organized on August 3, 1995 in connection with the mutual holding company reorganization of the Bank's mutual savings bank predecessor. The Mutual Holding Company has no material assets other than Mid-Tier Common Stock.

         On September 24, 1997, the Board of Directors of the Mutual Holding Company unanimously adopted the Plan of Conversion and Reorganization (the "Plan of Conversion"), pursuant to which the Mutual Holding Company will convert from a federally chartered mutual holding company to a Delaware chartered stock corporation (the "Conversion"). As part of the Conversion each of the issued and outstanding shares of Mid-Tier Common Stock held by Minority Stockholders ("Minority Shares") shall automatically, without further action by the holder thereof, be converted into and become a right to receive shares of common stock (the "Common Stock") of Peoples Bancorp, Inc., a Delaware corporation (the "Company"). The number of shares that Minority Stockholders will receive for each share of Mid-Tier Common Stock (the "Exchange Ratio") will be between
2.4580 shares and 3.8243 shares--the exact number will not be know until the completion of the Conversion. As part of the Conversion, the Company will sell between 15.3 million and 23.8 million shares of Common Stock for a subscription price of $10.00 per share in a subscription and community offering (the "Offering"). The Conversion is expected to be completed in April 1998.

         The following diagrams outline (i) the current organization structure of the Mutual Holding Company, the Mid-Tier Holding Company, and the Bank and its subsidiaries and (ii) the organizational structure of the Company and the Bank and its subsidiaries following the Conversion.

Current organizational structure:

    -------------------------------                   --------------------------

       Mutual Holding Company                             Minority Stockholders

    -------------------------------                   --------------------------
                         64.1%                                    35.9%

                      -----------------------------------

                                   Mid-Tier
                                 Holding Company

                      -----------------------------------
                                      100%
                      -----------------------------------

                                      Bank

                      -----------------------------------

    -------------------------------                   --------------------------

      Manchester Trust Bank                                 TSBusiness Finance

    -------------------------------                   --------------------------

Organizational structure following the Conversion:


                      -----------------------------------

                               Public Stockholders

                      -----------------------------------
                                      100%

                      -----------------------------------

                                     Company

                      -----------------------------------
                                      100%

                      -----------------------------------

                                      Bank

                      -----------------------------------

    -------------------------------                   --------------------------

      Manchester Trust Bank                                 TSBusiness Finance

    -------------------------------                   --------------------------


The Bank

         Chartered by the New Jersey State Legislature on March 7, 1844, the Trenton Savings Fund Society was founded to promote thrift in the area of Trenton, New Jersey. It adopted the name "Trenton Savings Bank" in early 1990. Throughout its history, the Bank has been engaged in lending funds to home buyers, consumers, and businesses within its local community. The Bank has maintained a commitment to conservative lending practices, community service and control of operating expenses, resulting in a strong capital position. Management believes that this philosophy enabled the Bank to survive the Civil War, the Great Depression, two World Wars, two stock market crashes and the 1980s crisis in the banking and thrift industries. At December 31, 1997, the Bank had $640.4 million of total assets, $493.4 million of total deposits, and $110.0 million of total stockholders' equity.

         The Bank conducts its business from a corporate center located in Lawrenceville, New Jersey, 14 branch offices located in Mercer, Burlington and Ocean Counties, New Jersey, and a trust services subsidiary with an office in Ocean County, New Jersey. On January 1, 1995, the Bank completed a charter change from a New Jersey chartered mutual savings bank to a federally chartered mutual savings bank, permitting expansion of branch offices into adjacent market areas in Pennsylvania, and the OTS has recently approved, and the Bank intends to establish, a branch office in Bucks County, Pennsylvania. In the Reorganization on August 3, 1995, the Bank's mutual predecessor reorganized from a federally chartered mutual savings bank into the Mutual Holding Company and concurrently formed the Bank, which succeeded to the name and operations of the Bank's mutual predecessor. At the time of the Reorganization, the Bank conducted a stock offering (the "Minority Stock Offering") in which it raised $29.6 million of net proceeds.

         The Bank has traditionally operated as a community-oriented savings institution providing mortgage loans and other traditional financial services to its local community. The Bank is primarily engaged in attracting deposits from the general public through its offices and using those funds to originate loans secured by one-to-four family residences primarily located in Mercer and Burlington Counties where the Bank's offices are located, as well as in neighboring Bucks County, Pennsylvania. In recent years the Bank has substantially increased its portfolio of mortgage loans secured by multi-family and commercial real estate, commercial business loans, consumer loans and home equity and property improvement loans. The Bank also has a securities portfolio consisting of U.S. Treasury and federal government agency obligations, corporate and municipal bonds and mortgage-backed securities issued by federal agencies.

         The Bank's executive offices are located at 134 Franklin Corner Road, Lawrenceville, New Jersey, and its telephone number at that location is (609) 844-3100.

Market Area

         The Bank conducts business through its 14 branch offices located in the central New Jersey counties of Mercer, Burlington and Ocean, and a trust services subsidiary located in Ocean County, New Jersey. The Bank's market area for loans includes neighboring Bucks County, Pennsylvania which borders to the west of Mercer County, New Jersey. Lawrenceville, New Jersey, where the Bank is headquartered, is located in Mercer County which had a population of approximately 326,000 according to the 1990 Census. Population is forecasted to be 368,000 by 1999. Ocean County, which is located along the central New Jersey shore, is among the fastest growing population areas in New Jersey. Ocean County's population is comprised of a significant number of retired residents.

         The Bank's market area is both urban and suburban. Trenton, which is in Mercer County, is the capital of the State of New Jersey. The two largest employers in Mercer County are the State of New Jersey and Princeton University. Other large employers in the Bank's market area include Lockheed Martin, Princeton Medical Center, Bristol-Myers Squibb, N.J. Manufacturers, Helene Fuld Medical and Educational Testing Services.

         The economy in the Bank's market area has remained relatively stable in recent years. The unemployment rates in Mercer and Burlington Counties were 5.7% and 5.2%, respectively during 1996.

Lending Activities

         Loan Portfolio Composition. The principal components of the Bank's loan portfolio are mortgage loans secured by one- to four-family residential real estate and, to a lesser extent, commercial and multi-family residential real estate. In addition, the Bank's loan portfolio includes non-mortgage loans which include home equity loans, commercial business loans, and other consumer loans. At December 31, 1997, the Bank's total loans receivable totaled $400.0 million, of which $242.4 million, or 60.7%, were one- to four-family residential real estate mortgage loans, $39.8 million, or 9.9%, were commercial and multifamily residential real estate loans, $34.7 million, or 8.6%, were home equity loans, $62.6 million, or 15.7%, were commercial business loans, and $20.5 million, or 5.1%, were other consumer loans.

         As a federally chartered savings bank, the Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide lending authority, the mortgage loans of the Bank are primarily secured by properties located in Mercer, Burlington and Ocean Counties, New Jersey, and Bucks County, Pennsylvania.

         Loan Portfolio Composition. The following table sets forth information regarding the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                  At December 31,
                              ------------------------------------------------------------------------------------
                                      1997                  1996                  1995                 1994
                                      ----                  ----                  ----                 ----
                                Amount    Percent     Amount    Percent    Amount     Percent    Amount    Percent
                              --------    -------   --------    -------   --------    -------   --------   -------
                                                                  (In Thousands)
Mortgage loans:
One- to four-family
 real estate.................. $242,449      60.7%   $239,470      62.5%   $227,717      74.0%   $228,133     78.3%
Commercial real estate
 and multi-family.............   39,760       9.9      53,415      14.0      27,827       9.0      23,833      8.2
                               --------     -----    --------     -----    --------     -----    --------    -----
    Total mortgage loans......  282,209      70.6     292,885      76.5     255,544      83.0     251,966     86.5

Non-mortgage loans:
Home equity loans (1).........   34,657       8.6      28,138       7.3      21,833       7.1      22,043      7.6

Commercial business loans.....   62,622      15.7      34,486       9.0      11,573       3.8       8,998      3.1

Other consumer loans (2)......   20,513       5.1      27,478       7.2      18,783       6.1       8,256      2.8
                               --------    ------    --------     -----    --------     -----    --------    -----

  Total non-mortgage loans....  117,792      29.4      90,102      23.5      52,189      17.0      39,297     13.5

      Total loans.............  400,001     100.0%    382,987     100.0%    307,733     100.0%    291,263    100.0%
                                            =====                 =====                 =====                =====

Net deferred costs (fees).....     (154)                  226                   104                  (117)

Premiums (discounts)..........       16                   (24)                   23                    --

Allowance for possible
 loan losses..................   (3,415)               (2,901)               (1,767)               (1,642)
                               --------              --------              --------              --------

  Net loans................... $396,448              $380,288              $306,093              $289,504
                               ========              ========              ========              ========


                                  At December 31,
                              -------------------
                                      1993
                                      ----
                                Amount    Percent
                              --------    -------
                                 (In Thousands)
Mortgage loans:
One- to four-family
 real estate.................. $206,585      80.2%
Commercial real estate
 and multi-family.............   18,972       7.4
                               --------     -----
    Total mortgage loans......  225,557      87.6

Non-mortgage loans:
Home equity loans (1).........   19,117       7.4

Commercial business loans.....    7,300       2.9

Other consumer loans (2)......    5,513       2.1
                               --------    ------

  Total non-mortgage loans....   31,930      12.4

      Total loans.............  257,487     100.0%
                                            =====

Net deferred costs (fees).....      360

Premiums (discounts)..........       --

Allowance for possible
 loan losses..................    1,471
                               --------

  Net loans................... $255,656
                               ========

------------------------------------
(1) Includes home equity credit lines and second mortgages.
(2) Includes student loans, installment loans and auto loans.

         Contractual Principal Repayments and Interest Rates. The following table sets forth the maturity of the Bank's loan portfolio at December 31, 1997. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.


                                                 Due Within    Due 1-3    Due 3-5   Due 5-10     Due 10+
                                                  One Year      Years      Years      Years       Years      Total
                                                 ----------    -------    -------   --------     -------     -----
                                                                        (Dollars In Thousands)
Total mortgage loans........................      $15,636      $15,656    $45,485    $73,149   $132,283    $282,209
Total non-mortgage loans....................       51,417       13,281     26,128     11,027     15,939     117,792
                                                  -------      -------    -------    -------   --------    --------
Total loans.................................      $67,053      $28,937    $71,613    $84,176   $148,222    $400,001
                                                  =======      =======    =======    =======   ========    ========



         Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth the dollar amount of total loans due after one year from December 31, 1997 which have fixed interest rates or which have floating or adjustable interest rates.

                                        Fixed          Adjustable
                                        Rates            Rates          Total
                                        -----          ----------       -----
                                                (Dollars In Thousands)

Mortgage loans...................   $    99,538       $ 167,035      $  266,573
Non-mortgage loans...............        51,230          15,145          66,375
                                    -----------       ---------      ----------
Total loans......................   $   150,768       $ 182,180      $  332,948
                                    ===========       =========      ==========


         Scheduled contractual amortization of loans does not reflect the anticipated actual term of the Bank's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due on sale clauses, which give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that borrower sells the real property subject to the mortgage.

         Loan Originations and Underwriting. The lending activities of the Bank are subject to written, non-discriminatory, underwriting standards and the loan origination procedures established by the Bank's Board of Directors. Loan originations are obtained by a variety of sources, including referrals from real estate brokers, developers, builders, existing customers, newspaper, radio, periodical advertising and walk-in customers. Loan applications are taken by lending personnel, and the loan department supervises the obtainment of credit reports, appraisals and other documentation involved with a loan. Property valuations are performed by one of a list of licensed independent certified appraisers approved annually by the Board of Directors. The Bank generally requires title insurance on all first mortgage loans secured by real estate. Hazard insurance is also required on all secured property and flood insurance is required if the property is within a designated flood plain.

         The Bank's loan approval process assesses the borrower's ability to repay the loan and the adequacy of the value of the property that will secure the loan. A loan application file is first reviewed by a loan officer of the Bank and then is submitted for approval to an officer with specific delegated authority from the Board of Directors to approve that type of loan up to a certain amount. The legal lending limit of the Bank at December 31, 1997 was $16.5 million. In March of 1996, the Board of Directors approved an increase in the internal lending limit to one borrower to $5.0 million from $2.5 million, and an increase in the maximum non-commercial mortgage loan limit to $1.0 million from $500,000. In general, the maximum home equity loan the Bank will make is $100,000 and the maximum installment (automobile) loan the Bank will make is $50,000. The Bank can exceed these limitations on a case-by-case basis and intends to reevaluate the limitations after the completion of the Conversion.

         The following table shows loans originated, purchased, loan reductions and the net change in the Bank's loan portfolio during the years indicated.

                                                                             Years Ended December 31,
                                                                        1997           1996          1995
                                                                     -----------    -----------    --------
                                                                               (Dollars In Thousands)
Loans receivable at beginning of period.........................     $ 382,987      $  307,733     $  291,263
Originations:
   Residential..................................................        24,801          42,318         23,363
   Commercial real estate and multifamily.......................        15,144           4,142          8,811
   Commercial business loans....................................        40,553          14,474          5,307
   Home equity..................................................        11,808          11,578          6,662
   Other........................................................        11,089          16,787         16,375
                                                                     ---------      ----------     ----------
Total originations..............................................       103,395          89,299         60,518

Purchased residential mortgage loans............................            --           1,534          5,038
Loans acquired..................................................            --          48,229             --
Transfer of mortgage loans to foreclosed real estate............          (352)           (682)            --
Repossession of assets in lieu of loans.........................           (22)            (41)           (34)
Net charge offs.................................................        (1,160)            (52)           (25)
Repayments......................................................       (84,847)        (63,033)       (49,027)
                                                                     ---------      ----------     ----------
Net loan activity...............................................        17,014          75,254         16,470
                                                                     ---------      ----------     ----------
    Total loans receivable at end of period.....................     $ 400,001      $  382,987     $  307,733
                                                                     =========      ==========     ==========

         One- to Four-Family Real Estate Loans. The primary lending activity of the Bank is the origination of loans secured by first mortgage liens on one- to four-family residences. At December 31, 1997, $242.4 million, or 60.7%, of the Bank's total loan portfolio consisted of one- to four-family real estate loans.

         The loan-to-value ratio, maturity and other provisions of loans made by the Bank generally have reflected the policy of making less than the maximum loan permissible under regulations in accordance with sound practices, market conditions and underwriting standards established by the Bank. The Bank's lending policies on one- to four-family owner occupied real estate loans generally limit the maximum loan-to-value ratio to 80% of the lesser of the appraised value or purchase price of the property and 75% of the appraised value or purchase price on condominiums.

         As of December 31, 1997, the Bank offered 30-year fixed and adjustable rate mortgage loans on one- to four-family residences. The Bank began to originate 30-year fixed-rate mortgage loans in early 1996. All residential mortgage loans are amortized on a monthly basis with principal and interest due each month. These loans include "due on sale" clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage. The Bank enforces due on sale clauses to the extent permitted under applicable laws. Substantially all of the Bank's residential mortgage loan portfolio consists of conventional loans.

         The Bank offers adjustable rate one- to four-family real estate loans, originated directly, which are fully amortizing loans with contractual maturities of up to 30 years. These loans have interest rates which are scheduled to adjust in accordance with designated indices. Initial rates are fixed for one, three, five or seven years before adjusting annually. The Bank currently offers its adjustable rate mortgage loans with a 2% cap on the rate adjustment per year and a 6% rate adjustment cap over the life of the loan. The Bank's underwriting standards for one year adjustable rate mortgages requires that it assess a potential borrower's ability to make principal and interest payments based on the initial note rate or the current index rate, whichever is greater at the time of application. Adjustable rate mortgages with initial payment periods greater than one year utilize the initial note rate. The Bank's adjustable rate mortgage loans are not convertible by their terms into fixed rate loans, do not contain prepayment penalties and do not produce negative amortization. The Bank's loans are frequently underwritten according to criteria which do not conform to those established by Fannie Mae or Freddie Mac. Although this may prohibit the sale of loans in the secondary market to these entities, management still considers the Bank's portfolio very salable to other investors, and may consider selling loans in the secondary market in the future. However, the Bank has historically originated loans for its own portfolio.

         Commercial and Multi-family Residential Real Estate Mortgage Loans. At December 31, 1997, $39.8 million, or 9.9%, of the Bank's total loan portfolio consisted of loans secured by multi-family and commercial real estate. The Bank's multi-family and commercial mortgage loans include primarily loans secured by apartment buildings, small office buildings and small retail establishments. Substantially all of the Bank's multi-family and commercial mortgage loans are secured by properties located in the Bank's primary market area. Management believes that multi-family and commercial mortgage loans will continue to be an integral component of the Bank's loan portfolio. Originations of multi-family and commercial mortgage loans amounted to $15.1 million, $4.1 million and $8.8 million, or 14.6%, 4.6% and 4.6% of total loan originations during fiscal 1997, 1996 and 1995, respectively.

         The Bank originates both fixed and adjustable rate multi-family and commercial mortgage loans. The Bank currently offers multi-family and commercial mortgage loans with terms generally up to ten years amortizing over no more than a 20-year period, with no more than five years at a fixed rate of interest. Pursuant to the Bank's underwriting standards, it offers multi-family and commercial mortgage loans with loan-to-value ratios generally up to 70% of the lower of the purchase price or an independent appraisal. Those standards also generally require that the cash flow from the collateral, after consideration of expense and vacancy assumptions, be at least 120% of the debt service.

         The Bank requires appraisals of substantially all properties securing multi-family and commercial real estate loans. All appraisals are performed by an independent licensed appraiser from a list of appraisers approved by the Bank. In originating multi-family and commercial mortgage loans, the Bank considers the value of the property, the credit history of the borrower, cash flow of the project, location of the real estate and the quality of management involved with the property. Multi-family and commercial mortgage loans to corporations are generally guaranteed by the principals.
The Bank may also require an environmental audit on such loans.

         Multi-family and commercial mortgage lending is generally considered to involve a higher degree of credit risk than one- to four-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally.

         The Bank also offers construction loans on commercial real estate properties. Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates. Construction lending is generally limited to the Bank's primary lending area. Construction loans are structured to be converted to permanent loans at the end of the construction phase, which typically is no more than nine months. Construction loans have terms which generally match the non-construction loans then offered by the Bank except that during the construction phase the borrower only pays interest on the loan.

         Home Equity Loans. The Bank offers home equity fixed rate, home equity credit line and FHA Title I property improvement loans. The home equity portfolio amounted to $34.7 million, or 8.6%, of the total loan portfolio as of December 31, 1997. Of this amount, $25.1 million were in the form of home equity fixed rate loans; $8.2 million were in the form of home equity credit lines; and $1.2 million were in the form of second mortgages. FHA Title I property improvement loans amounted to $200,000.

         The home equity fixed rate loan is available on any owner-occupied one- to four-family home, townhouse, or condominium in the Bank's lending area. It is a fixed-rate mortgage which is based on the equity in the home, and is generally secured by a first or second mortgage on the residence. Loan amounts generally range from $5,000 to

$100,000 (up to 75% of the appraised value of the home less any outstanding senior mortgage/lien). The current maximum term is 180 months.

         The home equity credit line is available on any owner-occupied one- to four-family home, townhouse, or condominium in the Bank's lending area. It is a variable rate mortgage which is based on the equity in the home, and is generally secured by a first or second mortgage on the residence. Loan amounts generally range from $5,000 to $100,000 (up to 75% of the appraised value of the home less any outstanding senior mortgage/lien).

         The FHA Title I property improvement loan is a fixed-rate installment loan available on any owner-occupied one- to four-family home in the Bank's lending area. Under the Title I program, the Bank makes loans from their own funds to eligible borrowers to finance property improvements, and the U.S. Department of Housing and Urban Development ("HUD") insures the Bank against loss if the borrower(s) defaults. Title I loans are not government loans or grants, and are not low interest-rate loans. HUD does not lend money or regulate interest rates. Currently, the maximum loan amount is $25,000, and the maximum term is 180 months. Any loan amount over $7,500 is secured by a mortgage on the property. The Bank conducts an on-site inspection on any property improvement loan where the principal obligation is $7,500 or more, and where the borrower(s) fails to submit a completion certificate.

         The second mortgage portfolio consists of purchased notes secured by second mortgages on real estate located throughout New Jersey. The purchases occurred between 1983 and 1991; however, the consumer lender is still servicing the portfolio, pursuant to the original agreement. The portfolio is 100% guaranteed by the consumer lender.

         Other Consumer Loans. Subject to the restrictions contained in federal laws and regulations, the Bank also is authorized to make loans for a wide variety of personal or consumer purposes. As of December 31, 1997, $20.5 million, or 5.1%, of the Bank's total loan portfolio, consisted of consumer loans (this figure does not include home equity fixed-rate, home equity credit line, FHA Title I home improvement loans and second mortgage loans). The primary component of the Bank's consumer loan portfolio was $16.5 million of indirect and direct automobile loans which are no longer being originated and are being allowed to mature. The servicer of these loans established dealer agreements, application processing and credit underwriting, documentation and legal support, loan billing and accounting, customer service, full collection support, and management reporting. The servicer made preliminary underwriting decisions and made recommendations according to the Bank's underwriting criteria and the final credit decision was made by the Bank.

         Automobile loans generally involve more credit risk than mortgage loans because of the type and nature of the collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, and personal bankruptcy. In many cases, any repossessed collateral resulting from a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation and improper repair and maintenance of the underlying security.

         The Bank also has collateral loans secured by deposits, which as of December 31, 1997 amounted to $1.0 million. The collateral deposit loans are originated through the branches. The minimum loan amount is $1,000, and the maximum loan-to-value is 90% of the principal deposit balance. The loan is priced at 3% over the savings instrument rate. Deposit loans are payable on demand. However, payment of interest is due quarterly and payment to the loan principal can be made at any time provided the quarterly interest has been paid.

         The Bank also has personal loans (secured and unsecured) and overdraft protection accounts, which as of December 31, 1997 totaled $300,000.

         Commercial Business Loans. Commercial business loans are generally provided to various types of closely held businesses located principally in the Bank's primary market area. The Bank's commercial business loans may be structured as short-term self-liquidating time notes, revolving credits, and term loans. Time notes generally have terms of less than one year to accommodate seasonal fluctuations in the borrower's business cycle. Commercial business term loans generally have terms of seven years or less and interest rates which float in accordance with the prime rate, although the Bank also originates commercial business loans with fixed rates of interest. The Bank's commercial loans generally are secured by equipment, machinery or other corporate assets including real estate and receivables but may be unsecured. The Bank generally obtains personal guarantees from the principals of the borrower with respect to all commercial business loans.

         The Bank, through its subsidiary, TSBusiness Finance Corporation ("TSBF"), provides secured lines of credit for businesses where conventional financing is unavailable or inadequate. TSBF's borrowing relationships include companies involved in manufacturing, wholesaling, distribution and service companies. Credit accommodations range from $500,000 to $5,000,000 for businesses in New Jersey and the greater Delaware Valley.

         Commercial business loans generally are deemed to entail significantly greater credit risk than that which is involved with residential real estate lending. The repayment of commercial business loans typically is dependent on the successful operations and income of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending.

         As of December 31, 1997, the Bank had $62.6 million, or 15.7%, of the total loan portfolio secured by commercial business loans outstanding.

         Loan Origination and Other Fees. In addition to interest earned on loans, the Bank generally receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. In accordance with SFAS No. 91, which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Bank's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as an adjustment to the yield of such loans over their contractual life.

Trust Services

         The Bank recently began providing trust services through its wholly-owned subsidiary, Manchester Trust. Manchester Trust currently offers trust services through its main office in Manchester Township, a fully-staffed branch office in the Bank's corporate headquarters in Lawrenceville, New Jersey and a mini branch in Tinton Falls, New Jersey. Manchester Trust provides a full line of trust and investment services, including living trusts, investment advisory and investment management accounts, estate settlement services, 401(k) and other retirement plan services and estate planning. As of December 31, 1997, Manchester Trust managed funds totaling more than $166.8 million.

Asset Quality

         Delinquent Loans. The following table sets forth information regarding number and total balance of loans delinquent 30 days to 59 days, 60 days to 89 days and 90 days or more as of December 31, 1997.

                                                              Commercial
                                           Mortgage            Business          Consumer              Total
                                      -----------------   -----------------  -----------------   -----------------
                                      Number     Amount   Number     Amount  Number     Amount   Number     Amount
                                      ------     ------   ------     ------  ------     ------   ------     ------
                                                                    (Dollars in Thousands)
Loans delinquent for:
  30-59 days.....................        6       $  354     52       $2,353     75      $   524   133       $3,231
  60-89 days.....................       12          723     42          702      8           57    62        1,482
  90 days and over...............       36        2,591     94        2,907     16           60   146        5,558
                                      ----       ------   ----       ------  -----      -------  ----       ------
    Total delinquent loans.......       54       $3,668    188       $5,962     99      $   641   341       $10,271
                                      ====       ======   ====       ======  =====      =======  ====       =======

         Non-Performing Assets. The loan portfolio is reviewed on a regular basis by management and, in addition, the commercial business loan portfolio is reviewed periodically by an independent loan review consulting firm. The loans are placed on a non-accrual status when, in the opinion of management, there is reasonable probability of loss or principal or the collection of additional interest is deemed insufficient to warrant further accrual. Generally, the Bank's loans are placed on a non-accrual status when a default of principal or interest has existed for a period of 90 days except when, in the opinion of management, the collection of the principal or interest is reasonably anticipated or adequate collateral exists. In addition, the Bank places any loan on non-accrual if any part of it is classified as doubtful or loss or if any part has been charged to the allowance for loan losses. When a loan is placed on non-accruing status, total interest accrued and unpaid to date is reversed.

         Real estate owned consists of property acquired through formal foreclosures and acquired by deed in lieu of foreclosure, and is recorded at the lower of cost or fair value. Write-downs from cost to fair value which are required at the time of foreclosure are charged to the allowance for loan losses. After transfer, the property is carried at the lower of cost or fair value as determined by an independent appraisal, less estimated selling expenses. Adjustments to the carrying value of such properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At December 31, 1997, the Bank had two properties classified as real estate owned.

         As part of the acquisition of BCB on October 1, 1996, the Bank acquired BCB's loan portfolio. BCB's underwriting standards and related risk characteristics of the loan portfolio differed from those of the Bank. The addition of this portfolio has increased the Bank's non-performing loan portfolio and negatively affected certain coverage ratios. However, management believes that the Bank's overall asset quality remains strong. The Bank continually reviews the quality of the loan portfolio and engages an outside consultant to perform routine reviews of the portfolio on a quarterly basis. Management believes that any further negative effects of the BCB merger on non-performing loans will be in the ordinary course of business, and will be consistent with the operation of a normal commercial loan portfolio. Management believes that the allowance for loan losses is adequate based on historical experience, the volume and type of lending conducted by the Bank, the amount of non-performing loans, general economic conditions and other factors relating to the Bank's loan portfolio. However, there can be no assurance that actual losses will not exceed estimated amounts.

         The following table sets forth information as of December 31, 1997, 1996, 1995, 1994 and 1993 concerning non-performing assets in dollar amounts and as a percentage of the Bank's net loans and total assets.

                                                                            At December 31,
                                                     ------------------------------------------------------------
                                                        1997         1996          1995         1994        1993
                                                     ----------   ----------    ----------   ----------   -------
                                                                        (Dollars In Thousands)
Accruing loans 90 days or more delinquent .........  $   1,151    $     753     $     10     $  448       $   --
Non-accruing loans 90 days or
  more delinquent
    Mortgage.......................................      2,591        1,756        1,008        994          549
    Non-mortgage...................................      1,816        1,195          114         31           --
Troubled debt restructured loans...................         48          206        1,052      1,044          998
                                                     ---------    ---------     --------     ------       ------
Total non-performing loans.........................      5,606        3,410        2,184      2,517        1,547
Foreclosed assets..................................        306          253           34         77           --
                                                     ---------    ---------     --------     ------       ------
Total non-performing assets........................  $   5,912    $   4,163     $  2,218     $2,594       $1,547
                                                     =========    =========     ========     ======       ======
Total non-performing loans as a percentage
  of net loans.....................................       1.41%        1.03%        0.71%      0.87%        0.61%
                                                     =========    ==========    ========     ======       ======
Total non-performing assets as a percentage
  of total assets..................................       0.92%        0.69%        0.43%      0.59%        0.36%
                                                     =========    ==========    ========     ======       ======

         Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of some loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention," although not a "classification," also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved and have the authority to require a savings institution to classify additional assets, or to change the classification of existing classified assets, and, if appropriate, to establish additional reserves. At December 31, 1997, the Bank had $2.1 million of loans criticized as special mention, $6.6 million classified as substandard and $600,000 classified as doubtful and none as loss. As of December 31, 1997, total nonperforming assets, which includes repossessed assets, amounted to $5.9 million or .92% of total assets.

         Allowance for Loan Losses. It is management's policy to maintain an allowance for estimated loan losses based upon an assessment (1) in the case of residential loans, management's review of delinquent loans, loans in foreclosure and market conditions, (2) in the case of commercial business loans and commercial mortgage loans, when a significant decline in value can be identified and (3) in the case of consumer loans, based on the assessment of risks inherent in the loan portfolio. Although management uses available information to make such determinations, future adjustments to allowances may be necessary based on economic and market conditions and as a result of future examinations by regulatory authorities, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. At December 31, 1997, the Bank's allowance for loan losses, which includes a general valuation allowance, amounted to $3.4 million compared to $2.9 million at December 31, 1996.

         The following table sets forth an analysis of the Bank's allowance for loan losses during the years indicated.

                                                              At or for the Year Ended December 31,
                                            ----------------------------------------------------------------------
                                               1997         1996              1995             1994          1993
                                            ----------   ----------        ----------       ----------    --------
                                                                     (Dollars In Thousands)
Total loans outstanding.................    $  400,001    $ 382,987       $  307,733      $  291,263    $  257,487
                                            ==========    =========       ==========      ==========    ==========
Average loans outstanding...............    $  391,821    $ 337,780       $  297,043      $  282,068    $  231,375
                                            ==========    =========       ==========      ==========    ==========
Balance at beginning of period..........    $    2,901    $   1,767       $    1,642      $    1,471    $      634
Charge-offs:
  Mortgage loans........................           (80)         (67)              --              --            --
  Consumer loans........................          (166)         (34)             (32)            (23)           --
  Commercial business loans.............        (1,071)          (9)              --              --           (43)
Recoveries..............................           157           58                7              14            --
                                            ----------    ---------       ----------      ----------    ----------
Net charge-offs.........................        (1,160)         (52)             (25)             (9)          (43)
Provision for loan losses...............         1,674           --              150             180           880
                                            ----------    ---------       ----------      ----------    ----------
Acquired allowance......................            --        1,186               --              --            --
                                            ----------    ---------       ----------      ----------    ==========
Balance at end of period................    $    3,415    $   2,901       $    1,767      $    1,642    $    1,471
                                            ==========    =========       ==========      ==========    ==========
Allowance for loan losses as a percentage
  of total loans outstanding............          0.85%        0.76%            0.57%           0.56%         0.57%
                                            ==========    =========       ==========      ==========    ==========

Net charge-offs as a percentage of average
  loans outstanding.....................          0.30%        0.02%            0.01%           0.00%         0.02%
                                            ==========    =========       ==========      ==========    ==========

Allowance for loan losses to
  non-performing loans..................         60.92%       74.19%           80.91%          65.24%        80.65%
                                            ==========    =========       ==========      ==========    ==========


         The following table sets forth the allocation of allowance for loan losses by loan category for the years indicated.

                                                                             At December 31,
                                                --------------------------------------------------------------------
                                                       1997                     1996                  1995
                                                ---------------------   --------------------   ---------------------
                                                               % of                   % of                    % of
                                                               Total                  Total                   Total
                                                 Amount     Loans (1)    Amount    Loans (1)    Amount     Loans (1)
                                                --------    ---------   --------   ---------   --------    ---------
                                                                        (Dollars in Thousands)
Balance at end of year applicable to:
  Mortgage loans............................    $  1,050       70.6%    $    906      76.5%    $    591       83.0%
    Consumer loans..........................         815       13.7          877      14.5          610       13.2
    Commercial business loans...............       1,358       15.7          813       9.0          116        3.8
    Unallocated.............................         192         --          305        --          450         --
                                                --------     ------     --------     -----     --------     ------
    Total allowance for loan losses.........    $  3,415      100.0%    $  2,901     100.0%    $  1,767      100.0%
                                                ========     ======     ========     =====     ========     ======

------------------------------------
(1) Represents percentage of loans in each category to total loans.

                                                                           At December 31
                                                     --------------------------------------------------------
                                                                1994                           1993
                                                     ---------------------------    -------------------------
                                                                        % of                           % of
                                                                        Total                          Total
                                                        Amount        Loans (1)       Amount         Loans (1)
                                                     ----------      -----------    ---------        ---------
Balance at end of year applicable to:
   Mortgage loans................................    $   593           86.5%        $  519            87.6%
   Consumer loans................................        453           10.4            369             9.5
   Commercial business loans.....................         90            3.1             73             2.9
   Unallocated...................................        506             --            510              --
                                                     -------         ------         ------         -------
   Total allowance for loan losses...............    $ 1,642          100.0%        $1,471           100.0%
                                                     =======         ======         ======         =======

------------------------------------
(1) Represents percentage of loans in each category to total loans.

Investment Activities

         Federally chartered savings institutions have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally insured banks and savings institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. In addition, the Bank has certain additional investment authority under OTS regulations as a result of certain grandfathered powers permitted under the terms of the approval of its conversion from state to federal charter.

         The following table sets forth certain information relating to the Bank's investment securities and mortgage-backed securities held to maturity and securities available for sale at the dates indicated.

                                                                            At December 31,
                                                    ---------------------------------------------------------------
                                                                  1997           1996                    1995
                                                    ---------------------------------------------------------------
                                                    Amortized   Market    Amortized     Market   Amortized   Market
                                                       Cost      Value       Cost        Value      Cost      Value
                                                    ---------   ------    ---------     ------   ----------  ------
                                                                           (Dollars in Thousands)
Investments and mortgage-backed
 securities held to maturity:
United States government and agency obligations.      11,250     11,217     17,042     16,907     24,934    24,928
Obligations of state and political subdivisions.       1,594      1,712      3,400      3,497      1,055     1,156
Federal Home Loan Bank stock....................       3,386      3,386      3,089      3,089      2,864     2,864
Mortgage-backed securities......................      35,098     35,338     48,618     48,587     54,316    55,032
Corporate bonds.................................      13,013     13,039     17,493     17,521     10,955    11,041
                                                   ---------  ---------  ---------  ---------  ---------  --------
Total securities held to maturity including.....
  Federal Home Loan  Bank stock.................      64,341     64,692     89,642     89,601     94,124    95,021
                                                   ---------  ---------  ---------  ---------  ---------  --------
Investments and mortgage backed securities
  available for sale: (1)
United States treasury securities...............      43,930     44,058     65,336     65,507         --        --
United States government and agency obligations.      49,402     49,923      9,924      9,767     75,955    76,653
Equity securities...............................          10         10        894      3,201      2,536     7,123
Mortgage-backed securities......................      14,903     15,098
Corporate bonds.................................      28,284     28,249      9,151      9,172         --        --
                                                   ---------  ---------  ---------  --------------------  --------
  Total securities available for sale...........     136,529    137,338     85,305     87,647     78,491    83,776
                                                   ---------  ---------  ---------  ---------  ---------  --------
Total investments...............................   $ 200,870  $ 202,030   $174,947   $177,248   $172,615  $178,797
                                                   =========  =========  =========  =========  =========  ========

--------------------------
(1) The Bank adopted FASB No. 115 "Accounting for Investments" as of January 1, 1994 and transferred certain securities held to maturity to available for sale. See the notes to the consolidated financial statements.

         As of December 31, 1997, the Bank's investment securities held to maturity portfolio had a carrying value of $64.3 million, of which $50.0 million were securities issued by U.S. Agencies and other governmental subdivisions and $14.6 million were corporate and municipal bonds. As of that same date, the Bank's securities available for sale portfolio had an estimated market value of $137.3 million, of which $109.1 million were securities issued by the U.S. Treasury and federal government agencies, and $28.2 million were other bonds.

         At December 31, 1997, $21.9 million, or 34.0%, of the $64.3 million of total securities held to maturity by the Bank were scheduled to mature within one year and had a weighted average yield of 5.50%. At December 31, 1997, $39.3 million, or 28.8%, of the $136.5 million of securities available for sale by the Bank were scheduled to mature within one year and had a weighted average yield of 5.74%.

         The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for the Bank's investment portfolio at December 31, 1997.

                                                                        At December 31, 1997
                                      ------------------------------------------------------------------------------------------
                                         Within One Year       One to Five Years     Five to Ten Years    More than Ten Years
                                      --------------------   --------------------  --------------------   --------------------
                                                  Weighted               Weighted               Weighted              Weighted
                                      Amortized    Average   Amortized    Average   Amortized    Average   Amortized   Average
                                        Cost       Yield       Cost        Yield      Cost       Yield       Cost      Yield
                                      ------------------------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Investments and mortgage-backed
 securities held to maturity:

Mortgage-backed securities..........   $ 6,770       5.28%   $ 17,560      6.94%    $    --         --%   $ 10,768      7.34%
Federal Home Loan Bank stock........        --         --          --        --          --         --       3,386        --
United States agency obligations....     6,250       5.39       5,000      6.30          --         --          --        --
Obligations of state and political
 subdivisions.......................       261       7.38         467      6.55         100       7.27         766     10.47
Corporate bonds.....................     8,590       5.69       3,074      6.22       1,349       7.46          --        --
                                       -------               --------               -------               --------
  Total securities held to maturity.   $21,871               $ 26,101               $ 1,449               $ 14,920
                                       =======               ========               =======               ========

Investments and mortgaged backed
 securities available for sale:

Mortgage-backed securities..........   $    --         --          --        --          --         --    $ 14,903      7.54
United States treasury securities...    24,993       5.87      18,937      6.08          --         --          --        --
United States agency obligations....     8,347       5.06      40,955      6.44         100       7.15          --        --
Equity securities...................        --         --          --        --          --         --          10        --
Corporate bonds.....................     6,007       6.12      21,400      6.17         877       6.59          --        --
                                       -------               --------               -------               --------
  Total securities available for sale  $39,347               $ 81,292               $   977               $ 14,913
                                       =======               ========               =======               ========


                                            At December 31, 1997
                                       -------------------------------
                                                  Total
                                       -------------------------------
                                                             Weighted
                                       Amortized    Market    Average
                                         Cost       Value      Yield
                                       -------------------------------
Investments and mortgage-backed
 securities held to maturity:

Mortgage-backed securities..........    $35,098    $ 35,338      6.74%
Federal Home Loan Bank stock........      3,386       3,386        --
United States agency obligations....     11,250      11,217      5.79
Obligations of state and political
 subdivisions.......................      1,594       1,712      8.62
Corporate bonds.....................     13,013      13,039      6.00
                                        -------    --------
  Total securities held to maturity.    $64,341    $ 64,692
                                        =======    ========

Investments and mortgaged backed
 securities available for sale:

Mortgage-backed securities..........    $14,903    $ 15,098      7.54
United States treasury securities...     43,930      44,058      6.21
United States agency obligations....     49,402      49,923      6.17
Equity securities...................         10          10        --
Corporate bonds.....................     28,284      28,249      6.17
                                       --------    --------
  Total securities available for sale  $136,529    $137,338
                                       ========    ========

         Cash and Cash Equivalents. The Bank also had cash and cash equivalents consisting primarily of cash due from banks and federal funds sold totaling $20.9 million and $15.5 million at December 31, 1996 and December 31, 1997, respectively.

Mortgage-Backed Securities

         The Bank has invested in a portfolio of mortgage-backed securities which are insured or guaranteed by Freddie Mac, the Government National Mortgage Association ("Ginnie Mae") or Fannie Mae. Mortgage-backed securities increase the liquidity and the quality of the Bank's assets by virtue of their greater liquidity compared to individual mortgage loans, the guarantees that back the securities themselves and their ability to be used to collateralize borrowings or other obligations of the Bank, including repurchase agreements. In addition, at December 31, 1997, 19.2% of the Bank's mortgage-backed securities portfolio consisted of pools of adjustable rate mortgages. Mortgage-backed securities of this type serve to reduce the interest rate risk associated with changes in interest rates. Also, 45.2% of the Bank's mortgage-backed securities consist of five- to seven-year balloon maturities, providing further protection against interest rate increases.

         At December 31, 1997, the Bank's mortgage-backed securities in the held to maturity category had a carrying value and estimated market value of $35.3 million. Of the entire $50.0 million portfolio (including mortgage-backed securities held to maturity and available for sale), $24.3 million was scheduled to mature in five years or less and $25.6 million was scheduled to mature after ten years. Due to prepayments of the underlying loan, the actual maturities of mortgage-backed securities generally are substantially less than the scheduled maturities.

         The $24.3 million of mortgage-backed securities held to maturity which were scheduled to mature in five years or less at December 31, 1997 qualify for regulatory liquidity and have fixed interest rates. Of the Bank's total investment in mortgage-backed securities at December 31, 1997, $33.9 million consisted of Freddie Mac certificates and $16.5 million consisted of Ginnie Mae certificates.

Sources of Funds

         General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for specific leverage investment programs.

         Deposits. The Bank's deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments, money market accounts, regular savings accounts, and term certificate accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

         Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations. The Bank does not advertise for deposits outside its primary market area and does not utilize the services of deposit brokers.

         The following table sets forth the change in dollar amounts of the various types of deposit accounts offered by the Bank between the dates indicated.

                                                                       Year Ended December 31,
                                     -----------------------------------------------------------------------------
                                                  1997                          1996                     1995
                                     ----------------------------   ---------------------------   ----------------
                                      Amount   Percent  $ Change    Amount    Percent  $ Change   Amount   Percent
                                     --------  ------- ----------   ------    -------  --------   ------   -------
                                                                     (Dollars in Thousands)
Certificates of deposit:
  Maturing within 12 months......    $229,472   46.5%  $  40,728   $188,744    38.4%    $ 5,086   183,658    44.7%
  Maturing within 13-24 months...      38,184    7.7      (1,619)    39,803     8.2      11,883    27,920     6.7
  Maturing within 25-36 months...      17,760    3.5      (2,538)    20,298     4.1      (7,455)   27,753     6.8
  Maturing beyond 36 months......       3,437    0.7     (44,264)    47,701     9.7      25,235    22,466     5.5
                                      -------   ----   ---------   --------    ----    --------  --------   -----
    Total certificates of deposit     288,853   58.4      (7,693)   296,546    60.4      34,749   261,797    63.7
                                      -------   ----   ---------   --------    ----    --------  --------   -----
Transaction accounts:
  NOW............................      15,774    3.2        (657)    16,431     3.3       6,876     9,555     2.3
  Noninterest-bearing demand.....      28,164    5.7       2,798     25,366     5.2      14,566    10,800     2.6
  Passbook statement.............      94,008   19.1     (10,202)   104,210    21.2      11,464    92,746    22.6
  Club accounts..................         264    0.1          (5)       269     0.1          50       219     0.1
  Money market demand deposits...      61,457   12.5      16,663     44,794     9.1      11,899    32,895     8.0
  Other..........................       4,880    1.0       1,250      3,630     0.7         872     2,758     0.7
                                      -------   ----   ---------   --------    ----    --------  --------   -----
    Total transaction accounts...     204,547   41.6       9,847    194,700    39.6      45,727   148,973    36.3
                                      -------   ----   ---------   --------    ----    --------  --------   -----
      Total deposits.............     $493,400  100.0% $   2,154   $ 491,246   100.0%  $ 80,476  $410,770   100.0%
                                      ========  =====  =========   =========   =====   ========  ========   =====


         The following table shows the interest rate and maturity information for the Bank's certificates of deposit at December 31, 1997.

                                                           Over 1          Over 2
                                            1 Year         Through         Through         Over 3
Interest Rate                               or Less        2 Years         3 Years          Years           Total
                                           ---------      ---------       ---------       ---------      --------
                                                                   (Dollars in Thousands)
3-4%  ..............................       $  3,639        $    --        $     --        $     --        $  3,639
4.01-5%.............................         35,745            213              --               7          35,965
5.01-6%.............................        182,312         34,182           6,338           3,401         226,283
6% and above........................          7,776          3,789          11,372              29          22,966
                                           --------        -------        --------        --------        --------
  Total.............................       $229,472        $38,184        $ 17,760        $  3,437        $288,853
                                           ========        =======        ========        ========        ========


         The following table sets forth the scheduled maturities of the Bank's certificates of deposit having principal amounts of $100,000 or more at December 31, 1997.

                                                          Certificates
             Maturity Period                               of Deposit
                                                          ------------
                                                         (In Thousands)

             Three months or less......................     $ 8,259
             Over three through six months.............       3,882
             Over six through twelve months............       8,535
             Over twelve months........................       5,442
                                                            -------
               Total...................................     $26,118
                                                            =======

                 The following table sets forth the savings activities of the Bank during the years indicated.


                                                  Year Ended December 31,
                                       -----------------------------------------
                                          1997            1996            1995
                                       ----------     ----------      ----------
                                                  (Dollars in Thousands)
Net decrease before
 interest credited and assumption
 of liabilities.....................   $ (17,668)     $ (10,642)      $ (17,773)
Deposit liabilities acquired........          --         73,177          33,974
Interest credited...................      19,822         17,941          17,010
                                       ---------      ---------       ---------
Net increase in deposits............   $   2,154      $  80,476       $  33,211
                                       =========      =========       =========


         The following table sets out the average balances in the main categories of the Bank's deposit base, for the years indicated.

                                                         1997                    1996                   1995
                                                  -----------------       -----------------      -----------------
                                                   Average  Average       Average   Average      Average   Average
                                                   Balance    Rate        Balance     Rate       Balance    Rate
                                                  --------  -------       -------   -------      -------   -------
                                                                         (Dollars in Thousands)
Average certificates of deposit.................  $290,007    5.36%      $271,362     5.18%     $251,932    5.16%
                                                  ========               ========               ========
Interest-bearing savings deposits...............   100,603    2.21         94,569     2.54       112,269    2.59
Money market accounts...........................    50,509    3.34         33,841     3.54        28,162    3.09
Demand deposit accounts.........................    27,592    1.26         16,971     1.74        12,479    1.85
Other deposit accounts..........................    19,621      --         15,195       --        11,303      --
                                                  --------               --------               --------
Average core deposits...........................  $198,325    2.15       $160,576     2.43      $164,213    2.44
                                                  ========               ========               ========

  Total average deposits........................  $488,332    4.06%      $431,938     4.15%     $416,145    4.09%
                                                  ========               ========               ========


         Borrowings. The Bank may obtain advances from the FHLB of New York upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending and investment. In January 1997, the Board of Directors approved a borrowing agreement with Morgan Stanley & Co., Inc. Pursuant to the borrowing agreement, the Bank borrowed $30.0 million at an interest rate of 6.02% and for a term of three years, and purchased a FNMA security that yields approximately 7.2%, matures approximately ten years after the date of the purchase and is callable after three years. Management may periodically recommend to the Board similar borrowing opportunities.

         The following table sets forth the maximum month-end balance and average monthly balance of FHLB advances and other borrowings for the years indicated. The Bank had no outstanding borrowings at December 31, 1996 and 1995.

                                                                  For the
                                                                Year Ended
                                                               December 31,
                                                                   1997
                                                           --------------------
                                                          (Dollars in thousands)

Maximum Balance:
FHLB advances.............................................    $   5,050
Other secured borrowing...................................       30,000

Average Balance:
FHLB advances.............................................        2,400
Other secured borrowing...................................       30,000

Weighted Average Interest Rate:
FHLB advances.............................................         5.71%
Other secured borrowing...................................         6.02%

           The following table sets forth certain information as to the Bank's borrowings at the date indicated.

                                                                       At
                                                                   December 31,
                                                                      1997
                                                                 --------------
                                                                 (In thousands)

FHLB advances.............................................         $      --
Other secured borrowing...................................            30,000
                                                                   ---------
   Total borrowings.......................................         $  30,000

Weighted average interest rate of FHLB advances...........                --

Weighted average interest rate of
   other secured borrowing................................              6.02%



         Quarterly Financial Information. The following table summarizes certain 1997 and 1996 quarterly financial data.

                                                                       Quarter Ended
                                             ----------------------------------------------------------------
                                               December 31,      September 30,      June 30,        March 31,
                                                   1997              1997              1997             1997
                                             --------------      -------------    ----------      -----------
                                                                        (In Thousands)
Interest income...........................   $     11,375      $   11,009         $ 10,827        $  10,646
Interest expense..........................          5,608           5,571            5,324            5,328
Net interest income.......................          5,767           5,438            5,503            5,318
Provision for loan losses.................            186           1,274              204               10
Gain on security transactions.............              0           1,676              913              334
Operating expenses........................          3,600           3,751            3,073            3,019
Income before tax expense.................          2,560           2,619            3,558            3,052
Net income for the quarter................          1,565           1,668            2,276            1,953
Earnings per share-Basic..................           0.17            0.19             0.25             0.22
Earnings per share-Diluted................           0.17            0.19             0.25             0.22

                                       19

                                                                       Quarter Ended
                                             --------------------------------------------------------------
                                             December 31,      September 30,      June 30,       March 31,
                                                 1996               1996            1996           1996
                                             ------------     --------------      --------       ----------
                                                                        (In Thousands)
Interest income...........................   $   10,241     $     8,970          $  8,850      $   8,842
Interest expense..........................        5,076           4,356             4,217          4,292
Net interest income.......................        5,165           4,614             4,633          4,550
Provision for loan losses.................           --              --                --             --
Gain on security transactions.............          650              --               617          1,572
Operating expenses........................        3,235           2,369             2,002          2,063
Income before tax expense.................        3,037           2,430             3,410          4,234
Net income for the quarter................        1,943           1,556             2,183          2,709
Earnings per share-Basic..................         0.22            0.17              0.25           0.30
Earnings per share-Diluted................         0.22            0.17              0.25           0.30

Competition

         The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, commercial banks and credit unions located in central New Jersey, including many large financial institutions which have greater financial and marketing resources available to them. The Bank has eight branches in Mercer County, four in Burlington County and two in Ocean County. In addition, the Bank has faced additional competition for investors' funds from short-term money market securities and corporate stocks and bonds. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

         The Bank competes for loans principally from other savings institutions, commercial banks, and mortgage banking companies. The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. TSBF also markets asset-based lending products within the same geographic areas. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

         As of June 30, 1996, 27 commercial banks, 69 credit unions, and 59 savings institutions maintained 568 branch offices in the Bank's market area. The Bank encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has historically come from commercial and savings banks, other savings associations, and credit unions in its market area. The Bank expects continued strong competition from such financial institutions in the foreseeable future, including increased competition from "super-regional" banks entering the market by purchasing large banks and savings institutions, as well as institutions marketing "non-traditional" investments. Many of these regional institutions have greater financial and marketing resources available to them than does the Bank. As of June 30, 1996, the Bank held approximately 1.4% of all deposits held by commercial banks, credit unions, and savings associations in the Bank's market area. The Bank competes for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial services.

         The competition for real estate and other loans comes principally from commercial banks, other savings institutions, and mortgage banking companies. The Bank is one of a large number of institutions that compete for real estate loans in the Bank's market area. This competition for loans has increased substantially in recent years. Many of the Bank's competitors have substantially greater financial and marketing resources available to them than does the f Bank. The Bank competes for real estate loans primarily through the interest rates and loan fees it charges and advertising.

Personnel

         The Bank and its subsidiary TSBF had 151 full-time equivalent employees at December 31, 1997. None of these employees is party to a collective bargaining agreement, and the Bank believes that it enjoys good relations with its personnel.

                                   REGULATION

         As a federally chartered BIF-insured savings association, the Bank is subject to examination, supervision and extensive regulation by the OTS and the FDIC. The Bank is a member of the Federal Home Loan Bank ("FHLB") system. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Bank also is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. The OTS examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that they may find in the Bank's operations. Thehe FDIC also examines the Bank in its role as the administrator of the BIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents. Any change in such regulation, whether by the FDIC, OTS, or Congress, could have a material adverse impact on the Holding Company and the Bank and their operations.

Federal Regulation of Savings Institutions

         Business Activities. The activities of savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act") and the regulations issued by the agencies to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which savings association may engage. The description of statutory provisions and regulations applicable to savings associations set forth herein does not purport to be a complete description of such statutes and regulations and their effect on the Bank.

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to a single or related group of borrowers. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, and an additional 10% of unimpaired capital and surplus if such loan is fully secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units.

         Qualified Thrift Lender Test. In general, savings associations are required to maintain at least 65% of their portfolio assets in certain qualified thrift investments (which consist primarily of loans and other investments related to residential real estate and certain other assets). A savings association that fails the qualified thrift lender test is subject to substantial restrictions on activities and to other significant penalties. Recent legislation permits a savings association to qualify as a qualified thrift lender not only by maintaining 65% of portfolio assets in qualified thrift investments (the "QTL test") but also, in the alternative, by qualifying under the Code as a "domestic building and loan association." The Bank qualifies as a domestic building and loan association as defined in the Code.

         Recent legislation also expands the QTL test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card and education loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10 % of total assets, plus an additional 10% for small business loans. Loans for personal, family and household purposes (other than credit card, small business and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. At December 31, 1997, under the expanded QTL test, approximately 72.1% of the Bank's portfolio assets were qualified thrift investments.

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution, such as the Bank, that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters; provided that the institution would not be undercapitalized, as that term is defined in the OTS Prompt Corrective Action regulations, following the capital distribution. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its fully-phased in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the quarter ended December 31, 1997 was 28.5%, which exceeded the then applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Community Reinvestment Act and Fair Lending Laws. Savings associations share a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to complete with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received an outstanding CRA rating under the current CRA regulations in its most recent federal examination by the OTS.

         Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Holding Company and any non-savings institution subsidiaries) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

         Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

         Standards for Safety and Soundness. The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation fees and benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted a final regulation and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement the safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

         Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3% leverage (core capital) ratio and an 8% risk based capital standard. Core capital is defined as common stockholder's equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights ("MSRs") and credit card relationships. The OTS regulations require that, in meeting the leverage ratio, tangible and risk-based capital standards institutions generally must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions.

         The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3% leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and, within specified limits, the allowance for loan and lease losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. At December 31, 1997, the Bank exceeded each of the three OTS capital requirements on a fully phased-in basis. Set forth below is a summary of the Bank's compliance with the OTS capital standards as of December 31, 1997.

         The OTS has incorporated an interest rate risk component into its regulatory capital rule. The final interest rate risk rule also adjusts the risk-weighting for certain mortgage derivative securities. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest that risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and a risk-based capital ratio in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. The OTS has postponed the date that the component will first be deducted from an institution's total capital to provide it with an opportunity to review the interest rate risk approaches taken by the other federal banking agencies.

         Thrift Charter. Congress has been considering legislation in various forms that would require federal thrifts, such as the Bank, to convert their charters to national or state bank charters. Recent legislation required the Treasury Department to prepare for Congress a comprehensive study on development of a common charter for federal savings association and commercial banks; and, in the event that the thrift charter was eliminated by January 1, 1999, would require the merger of the BIF and the SAIF into a single deposit insurance fund on that date. The Bank cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would not adversely affect the Bank and the Company.

Prompt Corrective Regulatory Action

         Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has the total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. As of December 31, 1997, the Bank was considered "well capitalized."

Insurance of Deposit Accounts

         The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

Federal Home Loan Bank System

         The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB-New York, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB-New York stock, at December 31, 1997, of $3.4 million.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. Dividends paid by the FHLB to the Bank for the year ended December 31, 1997 totaled $221,000.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). As of December 31, 1997, the Bank was in compliance with these requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

Holding Company Regulation

         The Company. The Company will be a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As such, the Company will be required to register with the OTS and will be subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank must notify the OTS 30 days before declaring any dividend to the Company.

         As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. Upon any non-supervisory acquisition by the Company of another savings association, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company ("BHC") Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation. Recently proposed legislation would treat all savings and loan holding companies as bank holding companies and limit the activities of such companies to those permissible for bank holding companies.

         The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

         The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and
(ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

         The Mid-Tier Holding Company and the Mutual Holding Company. The Mutual Holding Company and the Mid-Tier Holding Company are non-diversified mutual savings and loan holding companies within the meaning of the HOLA, as amended. As such, the Mutual Holding Company and the Mid-Tier Holding Company are registered with the OTS and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Mutual Holding Company and the Mid-Tier Holding Company and any non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

         Pursuant to Section 10(o) of the HOLA and OTS regulations and policy, a mutual holding company and a federally chartered mid-tier holding company may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company; one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company;
(vii) holding or managing properties used or occupied by a savings association subsidiary of such company properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or
(B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any non-conforming activities and divest of any non-conforming investments.

         The HOLA prohibits a savings and loan holding company, including the Mid-Tier Holding Company and the Mutual Holding Company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

         The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and
(ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

         In addition, OTS regulations require the Mutual Holding Company to notify the OTS of any proposed waiver of its right to receive dividends. It is the OTS' recent practice to review dividend waiver notices on a case-by-case basis, and, in general, not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS No. 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under OTS capital distribution regulations; and
(v) in the event the mutual holding company converts to stock form, the appraisal submitted to the OTS in connection with the conversion application takes into account the aggregate amount of the dividends waived by the mutual holding company.

Federal Securities Laws

         The Mid-Tier Common Stock is registered with the SEC under the Securities Act of 1933 (the "Securities Act") The Company has filed with the SEC a registration statement under the Securities Act, for the registration of the Common Stock to be issued pursuant to the Conversion. Upon completion of the Conversion, the Common Stock will be registered with the SEC under the Exchange Act. The Mid-Tier Holding Company is, and the Company will be subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

         The registration under the Securities Act of shares of the Common Stock to be issued in the Conversion does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

                                    TAXATION

Federal Income Taxation

         General. The Mid-Tier Holding Company and the Bank are, and the Company will be, subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Bank.

         Method of Accounting. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns. The Small Business Protection Act of 1996 (the "1996 Act") eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions with assets greater than $500 million, effective for taxable years beginning after 1995.

         Bad Debt Reserves. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific charge off method in computing its bad debt deduction beginning with its 1996 Federal tax return. In addition, the federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of such reserve subject to recapture as of December 31, 1997, was approximately $2.5 million

         Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or cease to maintain a bank charter.

         At December 31, 1997, the Bank's total federal pre-1988 reserve was approximately $3.5 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made.

         Minimum Tax. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Bank has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

         Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At December 31, 1997, the Bank had no net operating loss carryforwards for federal income tax purposes.

         Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

         The Bank's federal tax return has not been audited by the Internal Revenue Service for any of the last ten years.

State and Local Taxation

         State of New Jersey. The Bank files New Jersey income tax returns. For New Jersey income tax purposes, savings institutions are presented taxed at a rate equal to 3% of taxable income. For this purpose, "taxable income" generally means federal taxable income, subject to certain adjustments (including the addition of net interest income on state and municipal obligations). The Bank is not currently under audit with respect to its New Jersey income tax returns.

         The Company will be required to file a New Jersey income tax return because it will be doing business in New Jersey. For New Jersey tax purposes, regular corporations are presently taxed at a rate equal to 9% of taxable income. For this purpose, "taxable income" generally means Federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligation). However, if the Company meets certain requirements, it may be eligible to elect to be taxed as a New Jersey Investment Company at a tax rate presently equal to 2.25% (25% of 9%) of taxable income.

         Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2. PROPERTIES

         At December 31, 1997, the Bank conducted its business from its corporate center in Lawrenceville, New Jersey and 14 full service branch offices located in Mercer and Burlington Counties, New Jersey. The aggregate net book value of the Bank's premises and equipment was $6.7 million as of December 31, 1997. The following table sets forth certain information regarding the corporate center, trust center, and 14 branch offices of the Bank at December 31, 1997.

                                                   Year                 Leased           Lease Expiration
Description/Address                               Opened                 Owned                 Date
-------------------                               ------                ------           -----------------
Administrative Office
134 Franklin Corner Road                           1993                  Owned
Lawrenceville, New Jersey

Branch Offices
Trenton Branch                                     1994                 Leased             July 31, 1999
33 West State Street                                                                       Three 5-year options
Trenton, New Jersey

Ewing Branch                                       1976                 Leased             August 31, 2006
1980 North Olden Avenue                                                                    Two 10-year options
Trenton, New Jersey

Hamilton Branch                                    1977                 Leased             April 30, 2007
2465 South Broad Street                                                                    Two 10-year options
Trenton, New Jersey

Robbinsville Branch                                1980                  Owned
2371 Route 33 & 526
Robbinsville, New Jersey

Lawrenceville Branch                               1990                 Leased              January 31, 2000
2495 Brunswick Avenue                                                                       Two 5-year options
Lawrenceville, New Jersey

Pennington Branch                                  1991                  Owned
2583 Pennington Road
Pennington, New Jersey

Burlington Branch                                  1983                  Owned
332 High Street
Burlington, New Jersey

Mt. Holly Branch                                   1989                 Leased             December 20, 2004
501 High Street                                                                            Three 5-year options
Mt. Holly, New Jersey

Mercerville Branch                                 1991                 Leased              March 31, 2001
1750 Whitehorse-Mercerville Road                                                            One 5-year option
Mercerville, New Jersey


                                                   Year                 Leased           Lease Expiration
Description/Address                               Opened                 Owned                 Date
-------------------                               ------                ------           -----------------

Leisure Village East                               1995                 Leased            June 30, 2005
1 Dumbarton Drive                                                                         Two 5-year options
Lakewood, NJ 08701

West Windsor Branch                                1997                 Leased            August 31, 2006
1349 Princeton-Highstown Road                                                             Three 5-year options
Cranbury, NJ 08512

Burlington Branch                                  1988                  Owned
1660 Beverly Road
Burlington, NJ 08016

Delanco Branch                                     1989                 Leased            August 31, 1999
Burlington Avenue & Coopertown Road                                                       Three 5-year options
Delanco, NJ 08075

Leisure Village West Branch                        1997                 Leased            February 28, 2007
3-C Buckingham Drive                                                                      Two 5-year options
Lakehurst, NJ 08733

Trust Services Center
Manchester Trust                                   1997                 Leased             May 30, 2000
2002 Route 70
Lakehurst, NJ 08733


ITEM 3. LEGAL PROCEEDINGS

         In the normal course of business, the Mid-Tier Holding Company and the Bank may be a party to various outstanding legal proceedings and claims. In the opinion of management, the financial condition of the Mid-Tier Holding Company and the Bank will not be materially affected by the outcome of such legal proceedings and claims.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of fiscal year ended December 31, 1997 to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR BANK'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         There is an established market for Mid-Tier Common Stock which is currently listed on the Nasdaq National Market under the symbol, "TSBS," and the Mid-Tier Holding Company had 12 market makers as of December 31, 1997. In the Conversion, Minority Shares will automatically, without further action by the holders thereof, be converted into and become a right to receive a number of shares of the Company's Common Stock that will be determined pursuant to the Exchange Ratio. As a newly formed company, the Company has never issued capital stock and consequently there is no established market for the Common Stock. It is expected that the Common Stock will be more liquid than the Mid- Tier Common Stock since there will be significantly more outstanding shares owned by the public. The Company has received conditional approval to have its Common Stock listed on the Nasdaq National Market under the Mid-Tier Holding Company's previous symbol "TSBS."

         The following table sets forth the high and low bid quotes for the Minority Shares and the cash dividends declared for the years ended December 31, 1996 and 1997.

                                                                        Cash
Fiscal Year Ended                                                     Dividends
December 31, 1996                      High              Low          Declared
-----------------                    --------          -------        --------

First quarter.....................      15              12 7/8          .0875
Second quarter....................      15              13 1/4          .0875
Third quarter.....................      15 1/8          13 1/4          .0875
Fourth quarter....................      16 3/8          14              .0875

Fiscal Year Ended
December 31, 1997
-----------------

First quarter.....................      18 5/8          15 3/4          .0875
Second quarter....................      20 5/8          17 7/8          .0875
Third quarter.....................      33 1/2          19 1/8          .0875
Fourth quarter....................      45 3/4          28              .0875


ITEM 6.           SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

         The following tables set forth selected consolidated historical financial and other data of the Mid-Tier Holding Company (including its subsidiaries) for the years indicated. The information is derived in part from and should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Mid-Tier Holding Company contained elsewhere herein.

                                                                           At December 31,
                                                   -------------------------------------------------------------
                                                     1997          1996         1995         1994          1993
                                                   ---------    ---------    ---------    ---------     --------
                                                                           (In Thousands)
Selected Financial Condition Data:
Total assets...................................    $ 640,419    $ 601,016    $ 514,218    $ 441,019     $435,746
Cash and cash equivalents......................       15,546       20,938       16,253       12,665       15,763
Securities available for sale..................      137,338       87,648       83,776       64,961           --
Securities held to maturity:
  Debt securities..............................       25,857       37,935       36,945       27,017      121,814
  Mortgage-backed securities...................       35,098       48,618       54,316       35,087       33,169
  Federal Home Loan Bank stock.................        3,386        3,089        2,864        2,495           --
Loans, net.....................................      396,448      380,288      306,093      289,504      255,656
Deposits.......................................      493,400      491,246      410,770      377,559      383,840
Stockholders' equity...........................      110,038      103,352       97,542       58,769       49,123
Intangible assets..............................       10,604        9,164        2,325           --           --
Borrowings.....................................       30,000           --           --           --           --

                                       31

                                                                      Years Ended December 31,
                                                   -------------------------------------------------------------
                                                     1997          1996         1995         1994         1993
                                                   ---------    ---------    ---------    ---------     --------
                                                                           (In Thousands)
Selected Operating Data:
Total interest income..........................    $  43,857    $  36,903    $  33,518    $  29,468     $ 30,754
Total interest expense.........................       21,831       17,941       17,010       12,851       13,253
                                                   ---------    ---------    ---------    ---------     --------
   Net interest income.........................       22,026       18,962       16,508       16,617       17,501
Provision for loan losses......................        1,674           --          150          180          880
                                                   ---------    ---------    ---------    ---------     --------
   Net interest income after provision for
       loan losses.............................       20,352       18,962       16,358       16,437       16,621
Other income...................................        4,880        3,818        4,946        3,150        3,819
Operating expenses.............................       13,443        9,669        7,792        7,475        6,536
                                                   ---------    ---------    ---------    ---------     --------
Income before income taxes and
   cumulative effect of accounting change......       11,789       13,111       13,512       12,112       13,904
Income taxes...................................        4,327        4,720        4,864        4,437        4,876
                                                   ---------    ---------    ---------    ---------     --------
Income before cumulative effect of
   accounting change...........................        7,462        8,391        8,648        7,675        9,028
Cumulative effect of accounting change.........           --           --           --           --         (529)
                                                   ---------    ---------    ---------    ---------     ---------

        Net income.............................    $   7,462    $   8,391    $   8,648    $   7,675     $  8,499
                                                   =========    =========    =========    =========     ========


                                                               At or for the years Ended December 31,
                                                   ------------------------------------------------------------
                                                     1997          1996         1995         1994         1993
                                                   ---------    ---------    ---------    ---------     -------
                                                                           (In Thousands)
Selected Operating Ratios and Other Data (1):

Performance Ratios (2):
Return on average assets.........................     1.18%        1.56%        1.73%        1.72%        2.00%
Return on average equity.........................     6.99%        8.34%       11.33%       13.45%       18.75%
Interest rate spread (3).........................     3.09%        2.98%        2.96%        3.49%        3.94%
Net interest margin (3)..........................     3.66%        3.66%        3.47%        3.87%        4.26%
Net interest income after provision for
   loan losses to total operating expense........   151.39%      196.11%      209.93%      219.89%      254.30%
Operating expenses to average total assets.......     2.13%        1.80%        1.56%        1.67%        1.54%
Efficiency ratio (4).............................    52.66%       46.53%       43.84%       42.95%       45.15%

Asset Quality Ratios:
Nonperforming loans to net loans at end of year..     1.41%        1.03%        0.71%        0.87%        0.71%
Nonperforming assets to total assets at
   end of year ..................................      .92%        0.69%        0.43%        0.59%        0.42%
Allowance for loan losses to
   nonperforming loans at end of year............    60.92%       74.19%       80.91%       65.24%       80.65%
Average interest-earning assets to
   average interest-bearing liabilities..........   115.62%      119.80%      114.32%      112.72%      109.92%

Capital and Equity Ratios: (1)
Average equity to average assets.................    16.89%       18.67%       15.27%       12.78%       10.67%
Equity to assets at end of year..................    17.18%       17.20%       18.97%       13.33%       11.27%

Per Share Data (2):
Book value per share.............................  $ 12.16      $ 11.44      $ 10.94          N/A          N/A
Earnings per share
   Basic (5).....................................  $  0.83      $  0.94          N/A          N/A          N/A
   Diluted (5)...................................  $  0.83      $  0.94          N/A          N/A          N/A

Other Data:
Full service offices.............................       14           14           10            9            9

-----------------------
(1) The Minority Stock Offering, which raised net proceeds of $29.6 million, was completed on August 3, 1995.
(2) During the fiscal years ended December 31, 1997, 1996 and 1995, the Bank recorded net securities gains of $2.9 million, $2.8 million and $4.1 million, respectively. The Bank's portfolio of equity securities was completely divested as of December 31, 1997 and management believes that the Company's earnings in the future will not be enhanced by net securities gains in the amounts recently experienced by the Bank.
(3) Interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average costs of average interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(4) The efficiency ratio is calculated by dividing non-interest expense, net of nonrecurring items and amortization of intangible assets into net interest income before provision for loan losses plus non-interest income, net of non-recurring items.

(5) In 1997, the Bank adopted SFAS No. 128. Per share amounts for prior years have been restated. The adoption of SFAS 128 did not have a material effect on the Bank's reported earnings per share. See "Impact of New Accounting Standards."

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------

General

         The profitability of the Bank depends primarily on its net interest income, which is the difference between interest a and dividend income on interest-earning assets, principally loans and investment securities and interest expense on a interest-bearing deposits and borrowed funds. Recognizing that sole reliance upon net interest income for earnings is a becoming an increasing matter of concern the Bank has formed an asset-based lending arm and acquired a trust a company as the first steps towards increasing off-balance sheet income. The Bank's net income also is dependent, to a a lesser extent, on the level of its other operating income (including service charges and, when available, gains on sales a of securities) and operating expenses, such as salaries and employee benefits, net occupancy expense, deposit insurance a premiums, professional fees, goodwill amortization, data processing and miscellaneous other expenses, as well as a federal and state income tax expenses.

Business Strategy

         The Bank's current business strategy is to continue to serve its market area as a community-oriented financial a institution dedicated to financing home ownership and commercial activity and providing financial services to its a customers in an efficient manner. The principal components of its strategy are discussed below.

         Emphasizing Traditional Lending and Investment Activities. The Bank is a community-oriented savings institution a operating primarily in Mercer, Burlington and Ocean Counties, New Jersey. The Bank's current lending emphasis is a the origination of one-to-four family residential mortgage loans, multi-family and commercial mortgage loans, home a equity and property improvement loans, commercial business loans and consumer loans. The Bank generally originates a loans for its own portfolio and, with limited exceptions, has not engaged in the purchase or sale of loans. The Bank a generally limits its lending activities to Mercer and Burlington Counties, New Jersey, and Bucks County, a Pennsylvania. However, the Bank's asset-based lending subsidiary, TSBusiness Finance ("TSBF"), provides funds to a corporations located throughout the State of New Jersey and the greater Delaware Valley. The Bank does not engage a in securities trading and limits its investments to U.S. Treasury and federal government agency obligations, mortgage-backed securities issued by federal government agencies or sponsored corporations, municipal securities and corporate a obligations which are rated A or higher by a national rating agency. By investing in these types of assets, the Bank's a objective has been to supplement its loan portfolio and reduce significantly the credit and interest rate risk of its asset a base in exchange for lower rates of return than would typically be available through lending activities. In addition, the a Bank in January 1997 instituted an investment leverage program by borrowing $30 million for reinvestment in federal a agency securities which are designed as available for sale.

         Complementing the Bank's Traditional Lending by Growing the Portfolio of Higher Yielding Loans. To a complement the Bank's traditional emphasis on one-to-four family residential real estate lending, the Bank has recently a increased its portfolio of higher yielding loans. During the twelve months ended December 31, 1997, the Bank's portfolio a of commercial business loans increased by $28.1 million or 81.6%, to $62.6 million from $34.5 million. This growth a has resulted primarily from the Bank's acquisition of Burlington County Bank ("BCB"), discussed below, and its a establishment of TSBF. Because the yields on these types of loans are generally higher than the yields on one-to-four a family residential real estate loans, the Bank's goal over the next several years is to increase its portfolio of such loans a in a controlled, safe and sound manner. Although management believes that it can safely originate, service and monitor a these loans, such loans generally expose lenders to greater risk of loss than one-to-four family residential real estate loans.

         Increasing the Bank's Fee Income. On September 8, 1997, the Bank completed the acquisition of Manchester Trust Bank ("Manchester Trust"), Ocean County, New Jersey, a trust services company. Manchester Trust was acquired at a purchase price of $4.0 million. As of December 31, 1997, Manchester Trust had $
166.8 million of assets under management. Manchester Trust, which is operated as a subsidiary of the Bank, provides trust services primarily to retirees in Ocean County, New Jersey. Management views this acquisition as the first step in a strategic growth into the trust services business, and its goal over the next several years is to increase its total assets under management, and its level of non-interest income derived from providing such services, by offering similar services in the other counties in the Bank's market area.

         Strong Retail Deposit Base. The Bank has 12 full-service offices located in Mercer and Burlington County and two full service offices located in limited access retirement communities located in Ocean County, New Jersey. The Bank believes it has a stable community real estate deposit base. The Bank believes its market share of deposits is approximately 4.7% in Mercer County, New Jersey and 3.4% in Burlington County, New Jersey. The Bank has recently introduced several new products and services as part of a strategy of increasing its transaction accounts and decreasing its reliance on certificates of deposit. As of December 31, 1997 transaction and savings accounts totaled $204.5 million, or 41.5% of the Bank's total deposit. The Bank does not solicit for deposits outside its primary market area and does not utilize the services of deposit brokers.

         Growth Through Acquisitions. A component of the Bank's operating strategy has recently been and continues to be growth through acquisitions. The Bank believes that assets and expertise acquired in whole-bank acquisitions can supplement the Bank's internal growth in areas that have not traditionally been emphasized by the Bank. Accordingly, the Bank's growth in its portfolio of higher yielding loans was supplemented by its acquisition on October 1, 1996 of BCB, an $80.2 million commercial bank located in Burlington Township, New Jersey, at a purchase price of $12.5 million, and the Bank's development of its trust services business was the result of its acquisition of Manchester Trust with $140.1 million of assets under management, and BCB with approximately $10.0 million of assets under management at the time of acquisition. Management's strategy is to continue to grow these lines of business, as well as the Bank's deposits and portfolio of other loans, through additional acquisitions and internal development. The Company's ability to grow through selective acquisitions of other financial institutions or branches of such institutions will depend on successfully identifying, acquiring and integrating such institutions or branches into the Bank. There can be no assurance the Company will be able to generate internal growth or to identify attractive acquisition candidates, acquire such candidates on favorable terms or successfully integrate any acquired institutions or branches into the Bank. The Bank has no specific agreements or understandings regarding any additional expansions or acquisitions at this time. In addition, the Bank intends to grow internally through de novo branching, and has received OTS approval to open a branch office in Bucks County, Pennsylvania.

Market Risk and Asset and Liability Management

         General. The Bank's most significant form of market risk is interest rate risk, as the majority of the Bank's assets and liabilities are sensitive to interest rate changes. It is the objective of the Bank to minimize, to the degree prudently possible, its exposure to interest rate risk, while maintaining an acceptable interest rate spread. Interest rate spread is the difference between the Bank's yield on its interest-earning assets and its cost of interest-bearing liabilities. Interest rate risk is generally understood to be the sensitivity of the Bank's earnings, net asset values, and stockholders' equity to changes in market interest rates.

         Changes in interest rates affect the Bank's earnings. The effect on earnings of changes in interest rates generally depends on how quickly the Bank's yield on interest-earning assets and cost of interest-bearing liabilities react to the changes in market rates of interest. If the Bank's cost of deposit accounts reacts more quickly to changes in market interest rates than the yield on the Bank's mortgage loans and other interest-earnings assets, then an increasing interest rate environment is likely to adversely affect the Bank's earnings and a decreasing interest rate environment is likely to favorably affect the Bank's earnings. On the other hand, if the Bank's yield on its mortgage loans and other interest-earnings assets reacts more quickly to changes in market interest rates than the Bank's cost of deposit accounts, then an increasing interest rate environment is likely to favorably affect the Bank's earnings and a decreasing interest rate environment is likely to adversely affect the Bank's earnings. Interest rate sensitivity is managed by the Asset/Liability Management Committee ("ALCO"). The principal objective of ALCO is to maximize income within acceptable levels of established risk policy.

         The table set forth below shows that the Bank's interest-bearing liabilities which mature or reprice within short periods exceed its interest-earning assets with similar characteristics. Accordingly, a material and prolonged increasing interest rate environment generally would adversely affect net interest income, while a material and prolonged decreasing interest rate environment generally would have a positive effect on net interest income.

         The Bank's current investment strategy is to maintain an overall securities portfolio that provides a source of liquidity and that contributes to the Bank's overall profitability and asset mix within given quality and maturity considerations. The securities portfolio is concentrated in U.S. Treasury and federal government agency securities providing high asset quality to the overall balance sheet mix. Most securities recently purchased by the Bank have been classified as available for sale to provide management with the flexibility to make adjustments to the portfolio given changes in the economic or interest rate environment, to fulfill unanticipated liquidity needs, or to take advantage of alternative investment opportunities.

         The following table presents the difference between the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1997 expected to reprice or mature, based on certain assumptions, in each of the future time periods shown. This table does not necessarily indicate the impact of general interest rate movements on the Bank's net interest income because the repricing of certain assets and liabilities is subject to competitive and other limitations. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes.

                                                          More than        More than
                                            Within       One Year to      Three Years        Over
                                           One Year      Three Years     to Five Years    Five Years       Total
                                           --------      -----------     -------------    ----------       -----
Interest-earning assets:
Mortgage loans:
    Fixed-rate.........................     $ 13,992       $ 21,531        $ 10,342        $ 61,904       $107,769
    Adjustable-rate....................       85,311         51,507          31,045           6,577        174,440
Non-mortgage loans:
    Fixed-rate.........................        8,802         17,824           7,067          16,712         50,405
    Adjustable rate....................       61,570          4,946             743             128         67,387
Securities available for sale: (1)
    Debt securities....................       39,347         74,840           6,452             977        121,616
    Equity securities..................           10              0               0               0             10
    Mortgage-backed securities ........        1,788          2,959           2,291           7,865         14,903
Securities held to maturity:
    Debt Securities....................       20,101          3,205             336           2,215         25,857
    Mortgage-backed securities ........       18,617          9,868           5,998             615         35,098
    Federal Home Loan Bank stock.......            0              0               0           3,386          3,386
Federal funds sold.....................        5,950              0               0               0          5,950
                                            --------       --------        --------        --------       --------
   Total interest-earning assets ......     $255,488       $186,680        $ 64,274        $100,379       $606,821
                                            ========       ========        ========        ========       ========

Interest-bearing liabilities:
 Deposits:
    Demand accounts....................       38,996         21,248           7,676          37,475        105,395
    Savings accounts...................       16,856         13,990          10,929          57,377         99,152
 Certificates of deposit...............      229,472         55,944           3,430               7        288,853
 Borrowings............................            0         30,000               0               0         30,000
                                            --------       --------        --------        --------       --------
   Total interest-bearing liabilities       $285,324       $121,182        $ 22,035        $ 94,859       $523,400
                                            ========       ========        ========        ========       ========

Excess (deficiency) of interest-
 earning assets over interest-
 bearing liabilities..................      $(29,836)      $ 65,498        $ 42,239        $  5,520
                                            ========       ========        ========        ========

Cumulative excess (deficiency) of
 interest-earning assets over
 interest-bearing liabilities.........      $(29,836)      $ 35,662        $ 77,901        $ 83,421
                                           =========       ========        ========        ========

Cumulative ratio of excess (deficiency)
 of interest-earning assets as a
 percentage of total assets...........         (4.7%)          5.6%           12.2%           13.0%
                                            ========       ========        ========        ========

-------------------------
(1) Securities available for sale are reflected in this table at amortized cost.

         In preparing the table above, it has been assumed, in assessing the interest rate sensitivity of the Bank, that: (i) mortgage loans will prepay at a rate of 12.0% per year, (ii) fixed maturity deposits will not be withdrawn prior to maturity; and (iii) demand and savings accounts will decay at the following rates:

                                                Over 1       Over 3
                                   1 Year       Through      Through      Over 5
                                   or Less      3 Years      5 Years       Years
                                   -------      -------      -------      ------
          Demand accounts           37.0%        32.0%        17.0%        17.0%
          Savings accounts          17.0%        17.0%        16.0%        14.0%

         Certain shortcomings are inherent in the method of analysis presented in the preceding table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. In addition, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on short-term basis and over the life of the assets. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to make payments on their adjustable-rate debt may decrease in the event of an interest rate increase

         Net Portfolio Value. The OTS has adopted a final rule that incorporates an interest rate risk ("IRR") component into the risk-based capital rules. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk based capital requirement and is expressed in terms of the sensitivity of its net portfolio value ("NPV") to changes in interest rates. NPV is the difference between discounted incoming and outgoing cash flows from assets, liabilities, and off-balance sheet contracts. An institution's IRR is measured as the change to its NPV as a result of a hypothetical 200 basis point change in market interest rates. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. The rule provides that the OTS will calculate the IRR component quarterly for each institution from the institution's Thrift Financial Reports. The OTS has postponed the date that the component will first be deducted from an institution's total capital to provide it with an opportunity to review the interest rate risk approaches taken by the other federal banking agencies. The following table presents the Bank's NPV as of December 31, 1997, as calculated by the OTS, based on information provided to the OTS to the Bank.


     Change in                                                             Change in NPV
  Interest Rates                                                         as a percentage of
  in Basis Points                  Net Portfolio Value                    Estimated Market
   (Rate Shock)        Amount         $ Change            % Change         Value of Assets
 ---------------      --------        --------            --------        -----------------
                                    (Dollars in Thousands)
        400           $  75,074       $ (35,682)           (32.22)%           (8.02%)
        200           $  94,531       $ (16,225)           (14.65)%           (2.57%)
      Static          $ 110,756              --                --                 --
       (200)          $ 122,763       $  12,007             10.84%             1.90%
       (400)          $ 133,662       $  22,906              20.6%             3.63%


         As shown by the table above, increases in interest rates will result in net decreases in the Bank's NPV, while decreases in interest rates will result in smaller net increases in the Bank's NPV. The table suggests that in the event of a 200 basis point change in interest rates, the Bank would experience a 2.57% decrease in NPV in a rising interest rate environment, and a 1.90% increase in NPV in a decreasing interest rate environment.

Comparison of Financial Condition

         Stockholders' equity increased by $6.7 million, or 6.5%, to $110.0 million at December 31, 1997 from $103.4 million at December 31, 1996. The increase in stockholders' equity was due to net income of $7.5 million for the year ended December 31, 1997 which more than offset by a net after tax decrease of $655,000 in the market value of the Bank's portfolio of available for sale investments and dividends paid of $1.1 million. The decrease was primarily attributed to the Bank's sale of equity securities to comply with OTS regulations that require the Bank to divest its portfolio of equity securities. The Bank completed the divestiture in the third quarter of 1997. At December 31, 1997 the Bancorp's tangible, core and risk based capital ratios were 15.76%, 15.76%, and 26.48%, respectively.

         Total assets increased $39.4 million, or 6.6%, to $640.4 million at December 31, 1997 from $601.0 million at December 31, 1996. Deposits increased by $2.2 million, or .44%, to $493.4 million at December 31, 1997 from $491.2 million at December 31, 1996. Cash and cash equivalents decreased by $5.4 million, or 25.8%, to $15.6 million at December 31, 1997 from $20.9 million at December 31, 1996. Securities available for sale increased $49.7 million, or 56.7%, to $137.3 million at December 31, 1997 from $87.6 million at December 31, 1996. On January 4, 1997, the bank instituted an investment leverage program by borrowing $30 million for reinvestment in federal agency securities which were designated as available for sale. Securities held to maturity decreased $25.6 million or 29.6% to $61.0 million at December 31, 1997 from $86.6 million at December 31, 1996. Net loans increased $16.2 million, or 4.2%, to $396.4 million at December 31, 1997 from $380.3 million at December 31, 1996. The loan portfolio increased as mortgage backed security principal payments, and deposit flows funded loan growth. The Bank's investment in Federal Home Loan Bank ("FHLB") stock increased $297,000, or 9.6%, to $3.4 million at December 31, 1997 from $3.1 million at December 31, 1996, as the Bank's larger mortgage loan portfolio required additional investment in FHLB stock.

Average Balance Sheet

         The following table sets forth certain information relating to the Bank's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years presented. Average balances are derived from daily average balances.

Comparison of Results of Operations

         Average Balance Sheet. The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollar and rates, and the net interest margin. Dividends received are included as interest income. The table does not reflect any effect of income taxes. All average balances are based on month-end balances. Management believes that using month-end balances, as opposed to daily balances, has not caused any material differences in the information presented.


                                         At December 31,                                            Year Ended December 31,
                                               1997                        1997                              1996
                                       -------------------    ------------------------------    -----------------------------
                                                   Average                           Average                          Average
                                         Actual     Yield/    Average                 Yield/    Average                Yield/
                                        Balance      Cost     Balance    Interest     Cost      Balance  Interest       Cost
                                       --------    -------    -------    --------    -------    -------  --------     -------
Assets: (1)
Interest-earning assets:
Mortgage loans......................   $282,209      7.42%   $269,644    $19,884      7.38%    $264,984   $19,489       7.35%
Consumer loans......................     55,170      8,07      56,655      4,495      7.93       47,823     3,727       7.79
Commercial business loans...........     62,622      8.85      65,522      5,987      9.14       24,973     2,287       9.16
Securities available for sale: (2)
  Debt securities...................    122,230      6.47     116,032      7,313      6.29       74,817     4,601       6.15
  Equity securities.................         10      5.00         366         61     16.67        1,367       161      11.78
  Mortgage-backed securities........     15,098      7.42       6,258        404      6.46            0         0       0.00
Investments held to maturity:
  Debt securities and FHLB stock....     29,243      5.88      37,572      2,474      6.58       40,858     2,627       6.43
  Mortgage-backed securities........     35,098      6.67      41,894      2,811      6.71       47,990     3,234       6.74
Federal funds sold..................      5,950      5.25       8,106        428      5.28       14,650       777       5.30
                                       --------               -------    -------               --------    ------
      Total interest-earning assets.    607,630      7.28     602,049     43,857      7.28      517,462    36,903       7.13
Non-interest earning assets (3).....     32,789                30,195                            21,195
                                       --------               -------                          --------
        Total assets................   $640,419              $632,244                          $538,657
                                       ========               ========                         ========

Liabilities and Stockholders' equity:
    Certificates of deposits........   $288,853      5.41%    $290,007   $15,549      5.36%    $271,362   $14,045       5.18%
    Core deposits...................    204,547      2.19     198,325      4,273      2.15      160,576     3,896       2.43
                                       --------               -------    -------               --------    ------
    Borrowed funds..................     30,000      6.03      32,400      2,009      6.20            0         0       0.00

Total interest-bearing liabilities..    523,400      4.19     520,732     21,831      4.19      431,938    17,941       4.15
Non-interest bearing liabilities....      6,981                 4,747                             6,166
                                       --------               -------                          --------
        Total liabilities...........    530,381               525,479                           438,104
                                       --------               -------                          --------
Stockholders' equity................    110,038               106,765                           100,553
                                       --------               -------                          --------
Total liabilities and
   stockholders' equity..............  $640,419             $632,244                           $538,657
                                       ========             ========                           ========

Net interest income.................                                     $22,026                          $18,962
                                                                         =======                          =======
Net interest spread (4).............                 3.09%                            3.09%                             2.98%
                                                   ======                            =====                            ======
Net interest margin (5).............                 3.62%                            3.66%                             3.66%
                                                   ======                            =====                            ======
Ratio of average interest-earning
   assets to average interest-bearing
   liabilities......................               116.09%                           115.62%                          119.80%
                                                   ======                            ======                           ======




                                                       1995
                                          -----------------------------
                                                                Average
                                          Average                Yield/
                                          Balance    Interest     Cost
                                          -------    --------   -------
Assets: (1)
Interest-earning assets:
Mortgage loans......................     $251,520    $18,558      7.38%
Consumer loans......................       35,662      2,866      8.04
Commercial business loans...........        9,861        922      9.35
Securities available for sale: (2)
  Debt securities...................       67,938      4,076      6.00
  Equity securities.................        4,944        409      8.27
  Mortgage-backed securities........            0          0
Investments held to maturity:
  Debt securities and FHLB stock....       29,331      1,910      6.51
  Mortgage-backed securities........       51,323      3,273      6.38
Federal funds sold..................       25,175      1,504      5.97
                                         --------    -------
      Total interest-earning assets.      475,754     33,518      7.05
Non-interest earning assets (3).....       24,175
                                         --------
        Total assets................     $499,929
                                         ========

Liabilities and Stockholders' equity:
    Certificates of deposits........     $251,932    $13,006      5.16%
    Core deposits...................      164,213      4,004      2.44
                                         --------    -------
    Borrowed funds..................            0          0      0.00

Total interest-bearing liabilities..      416,145     17,010      4.09
Non-interest bearing liabilities....        7,437
                                         --------
        Total liabilities...........      423,582
                                         --------
Stockholders' equity................       76,347
                                         --------
Total liabilities and
   stockholders' equity.............    $499,929
                                         ========

Net interest income.................                 $16,508
                                                     =======
Net interest spread (4).............                              2.96%
                                                                 =====
Net interest margin (5).............                              3.47%
                                                                 =====
Ratio of average interest-earning
   assets to average interest-bearing
   liabilities......................                             114.32%
                                                                 ======

---------------------------
(1)  Average balances and rates include non-accrual loans.
(2) Securities available for sale are reflected in this table at amortized cost.
(3)  Includes market value adjustment on securities available for sale.
(4) Interest rate spread represents the difference between the weighted average rates earned on interest-earning assets and the weighted average rates paid on interest-bearing liabilities.
(5) Net yield on average interest-earning assets represents net interest income as a percentage of average interest-earning assets.

         Rate/Volume Analysis. The following table describes the extent to which changes in interest rates and changes in volume of interestrelated assets and liabilities have affected the Bank's interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The combined effect of changes in both rate and volume has been allocated to the change due to volume.

                                                                            Year Ended December 31,
                                                         --------------------------------------------------------
                                                                 1997 vs. 1996                 1996 vs. 1995
                                                         --------------------------    --------------------------
                                                         Increase/(Decrease) Due to    Increase/(Decrease) Due to
                                                         --------------------------    --------------------------
                                                         Volume      Rate       Net    Volume      Rate       Net
                                                         ------    -------    -----    -------   -------   ------
                                                                                (In Thousands)
Interest-earning assets:
  Mortgage loans.....................................   $  316    $   79     $  395    $1,006    $  (75)   $   931
  Consumer loans.....................................      701        67        768       950       (89)       861
  Commercial business loans..........................    3,705        (5)     3,700     1,384       (19)     1,365
Securities available for sale:
    Debt securities..................................    2,607       105      2,712       423       102        525
    Equity securities................................     (167)       67       (100)     (422)      174       (248)
    Mortgage-backed securities.......................      404         0        404         0         0          0
Securities held to maturity:
Debt securities and Federal
      Home Loan Bank stock...........................     (214)       61       (153)      740       (23)       717
      Mortgage-backed securities.....................     (409)      (14)      (423)     (224)      185        (39)
  Federal funds sold.................................     (346)       (3)      (349)     (558)     (169)      (727)
                                                        -------   -------    -------   -------   -------   --------
        Total........................................    6,597       357      6,954     3,299        86      3,385
                                                        ------    ------     ------    ------    ------    -------

Interest-bearing liabilities:
  Certificates of deposit............................    1,016       488      1,504       989        50      1,039
  Interest-bearing savings deposits..................      827      (450)       377       (92)      (16)      (108)
  Borrowed funds.....................................    2,009         0      2,009         0         0          0
                                                        ------    ------     ------    ------    ------    -------
    Total............................................    3,852        38      3,890       897        34        931
                                                        ------    ------     ------    ------    ------    -------

Net change in net interest income....................   $2,745    $  319     $3,064    $2,402    $   52    $ 2,454
                                                        ======    ======     ======    ======    ======    =======


Comparison of Results of Operations

         General. The return on average assets and return on average equity were 1.18% and 6.99% respectively for the year ended December 31, 1997 compared to 1.56% and 8.34% respectively for the year ended December 31, 1996.

         Net income, including security gains of $2.9 million, was $7.5 million for the year 1997 compared to $8.4 million for the year 1996, including net securities gains of $2.8 million.

         Net income, including security gains of $4.2 million was $8.6 million for the year 1995.

         Net Interest and Dividend Income. Total interest income increased by $7.0 million, or 18.8%, to $43.9 million for the year ended December 31, 1997 from $36.9 million for the year ended December 31, 1996, as the Bank increased its interest income from all loan categories, and debt and mortgage backed securities available for sale, which increases were partially offset by decreases in interest income from equity securities available for sale, federal funds sold, and investment securities, FHLB stock, and mortgage-backed securities held to maturity. The increase in interest income resulted primarily from a $84.6 million, or 16.4%, increase in average interest-earning assets to $602.0 million from $517.5 million and a 15 basis point increase in yield on the Bank's average interestearning assets to 7.28% from 7.13%. The increase in average interest-earning assets resulted primarily from the bank's acquisition of BCB, the $30 million leverage program, and deposit inflows.

         Interest income from mortgage loans increased by $395,000, or 2.0%, to $19.9 million for the year ended December 31, 1997, from $ 19.5 million for the year ended December 31, 1996. This increase was due to a $4.7 million, or 1.8%, increase in average mortgage loans to $269.6 million from $265.0 million, combined with an increase in the yield on average mortgage loans to 7.38% from 7.35%. Interest income from consumer loans increased by $768 thousand, or 20.6%, to $4.5 million from $3.7 million as a result of a $8.8 million increase in average consumer loans to $56.7 million from $47.8 million. combined with a 14 basis point increase in the yield on average consumer loans. Interest income from commercial business loans increased by $3.7 million or 161.8%, to $6.0 million for the year ended December 31, 1997 from $2.3 million for the year ended December 31, 1996. This increase was due to a $40.5 million, or a 162.4% increase in average commercial business loans to $65.5 million from $25 million which offset a 2 basis point decrease in the yield on average commercial business loans to 9.14% from 9.16%. The increase in average commercial business loan balances was due to the acquisition of BCB and increased commercial business loan activity. The Bank intends to focus its efforts in increasing its portfolio of commercial business loans in the future. Interest income from debt securities available for sale increased by $2.7 million, or 58.9%, to $7.3 million from $4.6 million due to a 14 point increase in the yield on average debt securities available for sale to 6.29%, from 6.15%, and a $41.2 million, or 55.1% increase in average debt securities available for sale to $116.0 million from $74.8 million. The increase in average debt securities available for sale was primarily attributable to the investment of funds for the $30 million leverage program. Interest income from mortgage backed securities available for sale was $404,000 for the year ended December 31, 1997 with an average balance of $6.3 million. There were no mortgage backed securities available for sale in 1996. Interest income from the mortgage-backed securities held to maturity declined $423,000 or 13.1%, to $2.8 million for the year ended December 31, 1997, from $3.2 million, for the year ended December 31, 1996. The decrease in income was primarily attributable to $6.1 million decrease in the average balance of mortgage-backed securities held to maturity to $41.9 million from $48.0 million combined with a decrease in the yield on average mortgage-backed securities held to maturity to 6.71% from 6.74%.

         The decrease in average equity securities available for sale resulted from the Bank's liquidation of this portfolio as required by OTS regulations in connection with the Bank's conversion to a federally chartered savings bank. Accordingly, income from equity securities available for sale decreased by $100,000, or 62.1%, to $61,000 from $161,000.

         Interest income from debt securities held to maturity and FHLB stock decreased by $153,000, or 5.8%, to $2.5 million for the year ended December 31, 1997 from $2.6 million for the year ended December 31, 1996 due to a $3.3 million, or 8.0% decrease in the average balance of debt securities to $37.6 million for the year ended December 31, 1997 from $40.9 million for the year ended December 31, 1996. The decrease in average balance was offset by a 15 basis point increase in yield to 6.58% from 6.43%. Interest income from federal funds sold decreased $349,000 to $428,000 from $777,000 due to a $6.5 million decrease in average federal funds sold to $8.1 million from $14.7 million, combined with a 2 basis point decrease in the yield on average federal funds sold to 5.28% from 5.30%. The decrease in amount of federal funds sold reflects the investment of available cash flow in higher yielding investments and the Bank's utilization of a leverage strategy.

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

         Total interest income increased by $3.4 million, or 10.1%, to $36.9 million for the year ended December 31, 1996 from $33.5 million for the year ended December 31, 1995, as the Bank increased its interest income from all loan categories, debt securities available for sale, investment securities and FHLB stock, which increases were partially offset by decreases in interest income from equity securities available for sale, federal funds sold, and mortgage-backed securities. The increase in interest income resulted primarily from a $41.7 million, or 8.8%, increase in average interest-earning assets to $517.5 million from $475.8 million and an eight basis point increase in yield on the Bank's average interest-earning assets to 7.13% from 7.0%. The increase in average interest-earning assets resulted from the Bank's acquisition of BCB and deposit inflows.

         Interest income from mortgage loans increased by $931,000, or 5.0%, to $19.5 million for the year ended December 31, 1996, from $ 18.6 million for the year ended December 31, 1995. This increase was due to a $ 13.5 million, or 5.4%, increase in average mortgage loans to $265.0 million from $251.5 million, which offset a decrease in the yield on average mortgage loans to 7.35% from 7.38%. Interest income from consumer loans increased by $861,000, or 30.0%, to $3.7 million from $2.9 million as a result of a $12.1 million increase in average consumer loans to $47.8 million from $35.7 million, which was partially offset by a 25 basis point decrease in the yield on average consumer loans. Interest income from commercial business loans increased by $1.4 million, or 148.0%, to $2.3 million for the year ended December 31, 1996, from $922,000 for the year ended December 31, 1995. This increase was due to a $15.1 million, or 153.3% increase in average commercial business loans to$25.0 million from $9.9 million which offset a 19 basis point decrease in the yield on average commercial business loans to 9.16% from 9.35%. The increase in average commercial business loan balances was due to the acquisition of BCB and increased commercial business loan activity. Interest income from debt securities available for sale increased by $525,000, or 12.9%, to $4.6 million from $4.1 million due to a 15 basis point increase in the yield debt securities available for sale to 6.15% from 6.00%, a $6.9 million, or 10.1% increase in average debt securities available for sale to $74.8 million from $67.9 million. Interest income from mortgage-backed securities remained at $3.2 million, as a $3.3 million, or 6.5%, decrease in the average balance of mortgage-backed securities to $48.0 million from $51.3 million was offset by an increase in the yield on average mortgage-backed securities to 6.74% from 6.38%.

         Income from equity securities available for sale decreased by $248,000, or 60.6%, to $161,000 from $409,000 due to a $3.6 million, or 72.4%, decrease in average equity securities available for sale to $1.4 million from $4.9 million, partially offset by a 351 basis point increase in the yield on average equity securities available for sale to 11.78% from 8.27%. The decrease in average equity securities available for sale resulted from the Bank's continuing strategy of liquidating such securities, as required in connection with the Bank's conversion to a federally-chartered savings bank, while the increase in yield resulted from the favorable market conditions for equities that existed during 1996.

         Interest income from debt securities held to maturity and FHLB stock increased by $717,000, or 37.5%, to $2.6 million from $1.9 million. This increase was due to an $11.5 million, or 39.3%, increase in the average balance of debt securities to $40.9 million for 1996 from $29.3 million for 1995, the effects of which were partially offset by an 8 basis point decrease in yield to 6.43% from 6.51%. Interest income from federal funds sold decreased $727,000 to $777,000 from $1.5 million due to a $10.5 million decrease in average federal funds sold to $14.7 million from $25.2 million. and a 67 basis point decrease in the yield on average federal funds sold to 5.30% from 5.97%.

         The increase in the Bank's average balance of mortgage, commercial loans, consumer loans, debt securities available for sale, and investment securities resulted from the acquisition of BCB and internal loan growth. The decrease in yields on mortgage loans, consumer loans, commercial loans, investment securities and federal funds sold resulted from the purchase of interest-earning assets at market yields which were lower in 1996 than in 1995.

         Total Interest Expense. Total interest expense increased by $3.9 million, or 21.7%, to $21.8 million for the year ended December 31, 1997, from $17.9 million for the year ended December 31, 1996. The increase was due to a $88.8 million, or 20.6% increase in average interest-bearing liabilities to $520.7 million from $431.9 million, and a 4 basis point increase in the average cost of the Bank's interest-bearing liabilities to 4.19% from 4.15%. The increase in cost of average interest-bearing liabilities resulted from the $30 million borrowing at an interest cost of 6.02% in January 1997 for the Bank's leverage investment program combined with an 18 basis point increase in the cost of average certificates of deposit to 5.36% for the year ending December 31, 1997 from 5.18% for the year ending December 31, 1996 . These factors were offset by a 28 basis point decrease in the cost of average core deposits to 2.15% for the year ending December 31, 1997, from 2.43% for the year ending December 31, 1996. The increase in interest-bearing liabilities was largely the result of the acquisition of BCB and the leverage program. The increase in rates paid on certificates of deposit was attributed to the effect of paying higher market rates on these deposits. The increase in the average rate paid for funds was also attributed to the higher cost of monies for the bank's leverage program.

         Total interest expense increased by $931,000, or 5.5%, to $ 17.9 million for the year ended December 31, 1996, from $ 17.0 million for the year ended December 31, 1995. The increase was due to a $15.8 million, or 3.8%, increase in average interest-bearing liabilities to $431.9 million from $416.1 million, and a 6 basis point increase in the average cost of the Bank's interest-bearing liabilities to 4.15% from 4.09%. The increase in average interest-bearing liabilities resulted from a $19.4 million, or 7.7%, increase in average certificates of deposit which offset a $3.6 million, or 2.2% decrease in average core deposits. The increase in interest-bearing liabilities was largely the result of the acquisition of BCB. The increase in rates paid on deposits was attributable to the effect of paying higher market rates on certificates of deposit in 1996 and a slight decline in rates paid on less expensive core deposits.

         Interest Spread. The Bank's net interest income was $22.0 million for the year ended December 31, 1997 compared to $19.0 million for the year ended December 31, 1996. The Bank's interest rate spread was 3.09% for the year ended December 31, 1997 compared to 2.98% for the year ended December 31, 1996, as the yield on the Bank's interest-earning assets increased more rapidly than the Bank's cost of interest-bearing liabilities. The Bank's net interest margin was 3.66% for both years.

         The Bank's net interest income was $19.0 million for 1996 compared to $16.5 million for 1995. The Bank's interest rate spread was 2.98% for 1996 compared to 2.96% for 1995, as the yield on the Bank's interest-earning assets increased more rapidly than the Bank's cost of interest-bearing liabilities.

         Provision for Loan Losses. The provision for loan losses was $1.7 million, for the year ended December 31, 1997. There was no provision for loan losses during the comparable 1996 period. The provision for 1997 was primarily attributable to a niche line of business that was inherited through the acquisition of Burlington County Bank. Management has made the decision to exit the automobile dealer floor plan financing business and has made provisions for the deterioration of the portfolio. Management has taken steps to expeditiously address the credit risk in these loans and any potential losses associated with exiting this line of business. As of December 31, 1997, the Bancorp's total non-performing loans and foreclosed assets amounted to $5.9 million, or $.92% of total assets compared to $4.2 million, or .69% of total assets at December 31, 1996. At December 31, 1997, the Bank had $2.145 million of loans criticized as special mention, $6.6 million classified as substandard, and $571,000 as doubtful and no loans classified as loss.

         Management believes that the allowance for loan losses is adequate based on historical experience, the volume and type of lending conducted by the Bank, the amount of non-performing loans, general economic conditions and other factors relating to the Bank's loan portfolio. However, there can be no assurances that actual losses will not exceed estimated amounts.

         The decrease in the provisions to $0 in 1996 from $150,000 and $180,000 in 1995 and 1994, respectively, was based upon management's analysis of the loan portfolio, history of charge-offs, and strength of the Bank's coverage ratios. The acquisition of BCB added $1.2 million to the Bank's loan loss reserves, increasing the total loan loss reserve at December 31, 1996 to $2.9 million. Nonperforming loans totaled $3.9 million at December 31, 1996 compared to $2.2 million at December 31, 1995, primarily as the result of the acquisition of BCB's substantial commercial loan portfolio. Non-performing assets as a percentage of total assets increased from .43% at December 31, 1995 to .69% at December 31, 1996.

         Other Income. For the year ended December 31, 1997, the net gain on security sales increased $84,000, or 3.0%, to $2.9 million, compared to a net gain of $2.8 million for the year ended December 31, 1996. Service fees and other income increased $1.0 million or 107.2% for the year ended December 31, 1997 to $2.0 million from $1.0 million for the year ended December 31, 1996. The increase in fees is primarily attributable to the acquisition of BCB deposits which have higher fee generating characteristics.

         In 1996, the net gain on security sales decreased $1.4 million, or 32.3%, to $2.8 million, compared to a net gain in 1995 of $4.2 million. Consequently, other income decreased $1.1 million for the year ended December 31, 1996 compared to the year ended December 31, 1995. Service fees and other income increased by $206,000 for fiscal 1996 compared to fiscal 1995.

         Operating Expenses. Total operating expenses increased by $3.8 million, or 39.0%, to $13.4 million for the year ended December 31, 1997 as compared to $9.7 million for the year ended December 31, 1996. During the same period the amortization of intangible assets increased by $411 thousand or 105.7% to $800,000 from $400,000, reflecting the amortization of goodwill from the acquisition of BCB and Manchester Trust Bank. Salaries and employee benefits increased $2.3 million, or 44.4%, to $7.4 million for the year ended December 31, 1997 from $5.1 million for the year ended December 31, 1996, reflecting normal salary increases, management incentive awards, and nine months of additional salaries from the acquisition of BCB, additional salary expenses from expansion of TSBF, and acquisition of Manchester Trust Bank. Net occupancy expenses increased $268 thousand, or 20.5%, due to the addition of two branches as well as the acquisition of three BCB branches. Other operating expenses increased $.8 million, or 28.9%, to $3.7 million for the year ended December 31, 1997 as compared to $2.9 million for the year ended December 31, 1996, reflecting routine expense increases and nine months of additional expenses from the acquisition of BCB and approximately three months of additional expenses due to the acquisition of Manchester Trust Bank.

         Total operating expenses increased by $1.9 million, or 24.0%, to $9.7 million in 1996 as compared to $7.8 million in 1995. Salaries and employee benefits increased $1.1 million, or 28.9%, to $5.1 million in 1996 from $4.0 million in 1995, reflecting normal salary increases, management incentive awards, and three months of additional salaries from the acquisition of BCB. Amortization of intangible assets increased from $226,000 in 1995 to $389,000 in 1996, reflecting the amortization of three months of goodwill from the acquisition of BCB. Net occupancy expenses increased $175,000, or 15.5%, due to the addition of one branch well as the acquisition of three BCB branches. Other operating expenses increased $394,000, or 15.9%, to $2.9 million in 1996 as compared to $2.5 million in 1995, reflecting routine expense increases and three months of expenses from the acquisition of BCB. These expense increases were offset by a $259,000 reduction in FDIC insurance premiums.

         Income Taxes. For the year ended December 31, 1997, income tax expense amounted to $4.3 million compared to $4.7 million for the year ended December 31, 1996, reflecting primarily the differences in income before taxes. The effective tax rate was 36.7% in 1997 compared to 36.0% in 1996.

         Income tax expense amounted to $4.7 million and $4.9 million, in 1996 and 1995, reflecting primarily the differences in income before income taxes for such years. The effective income tax rate remained consistent in 1996 and 1995.

Liquidity and Capital Resources

         The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. At December 31, 1997, the Bank's liquidity, as measured for regulatory purposes, was 28.5%, or $139.1 million in excess of the minimum OTS requirement.

         Cash was generated by the Bank's operating activities during the years ended December 31, 1997, 1996, and 1995, primarily as a result of the acquisition of BCB, the assumption of deposits, proceeds from the conversion, borrowings for a leverage program and retained earnings. The adjustments to reconcile net income to net cash provided by operations during the years presented consisted primarily of net gains from sale of securities, the provision for loan losses, depreciation and amortization expense, increases or decreases in accrued interest payable or receivable, and increases or decreases in other assets and other liabilities. The primary investing activity of the Bank is lending, which is funded with cash provided from operations and financing activities including deposits, as well as proceeds from amortization and prepayments on existing loans and proceeds from maturities of mortgage-backed securities and other investment securities. For additional information about cash flows from the bank's operating, financing and investing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

         At December 31, 1997, the Bank had outstanding $ 18.2 million in commitments to originate and purchase loans, and $ 19.8 million in commitments under unused lines of credit for commercial business loans. At the same date, the total amount of certificates of deposit which are scheduled to mature by December 31, 1998 was $229 million. The Bank believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the FHLB of New York and borrowings from correspondent banks are available as an additional source of funds. At December 31, 1997, the Bank had $30.0 million of borrowings, which mature in January 2000.

Capital

         The OTS requires that the Bancorp meet minimum tangible, core and risk-based capital requirements. As of December 31, 1997, the Bank exceeded all regulatory capital requirements. The Bank's required, actual, and excess capital levels as of December 31, 1997, are as follows:

                                                                                      Excess of
                                                                                     Actual Over
                                                                                     Regulatory
                                    Required                  Actual                 Requirement
                                            % of                      % of                      % of
                              Amount       Assets       Amount       Assets       Amount       Assets
                              ------       ------       ------       ------       ------       ------
                                                         (Dollars in Thousands)
Tangible Capital               9,449         1.50%      99,260        15.76%      89,811        14.26%
Core Capital                  18,900         3.00       99,260        15.76       80,360        12.26
Risk-based Capital            31,019         8.00      102.675        26.48       71,656        18.48



Impact of New Accounting Standards

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SEAS No. 130), "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement is effective for fiscal years beginning after December 31, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Bank has not determined the impact that this Statement will have on its reporting of operations.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SEAS No. 131), "Disclosures about Segments of an Enterprise and Related Information". This statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. This Statement is not expected to change the reporting requirements of the Bank.

Impact of Inflation and Changing Prices

         The financial statements and related financial data presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms in historical dollars, without considering changes in relative purchasing power over time due to inflation.

         Unlike most industrial companies, virtually all of the Bank's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.

Capability of the Bank's Data Processing Hardware to Accommodate the Year 2000

         Like many financial institutions the Bank relies upon computers for the daily conduct of its business and for data processing generally. There is concern among industry experts that on January 1, 2000 computers will be unable to "read" the new year and there may be widespread computer malfunctions. The Bank generally relies on independent third parties to provide data processing services to the Bank, and has been advised by its data processing service center that the issue has been addressed. The Bank recognized that a comprehensive and coordinated plan of action was needed to ensure 100% readiness to perform year 2000 processing. A year 2000 Committee has been formed to imitate and implement the year 2000 project, policies, document readiness of the Bank to accommodate year 2000 processing, and to track and test progress towards full compliance. The Bank contracts with service bureaus to provide the majority of its data processing and is dependent upon purchased application software. In house applications are limited to word-processing and spreadsheet functions. The Bank is in the process of ensuring that external vendors and servicers are adequately addressing the system and software issues related to the year 2000 by obtaining written system certifications that the systems are fully year 2000 compliant or that the Vendor has a plan to become fully compliant in the very near future. Beginning in the third quarter of 1998, the Bank will coordinate with primary servicers end-to-end tests which allow the bank to simulate daily processing on sensitive century dates. In the evaluation, the bank will ensure that critical operations will continue if servicers or vendors are unable to achieve the year 2000 requirements. Upon the completion of the system inventory and vendor certification, the committee will identify critical applications and develop detailed plans for hardware system upgrades and system replacements where necessary. All upgrades are scheduled to be implemented by December 31, 1998 to allow a full year for system testing. Costs associated with the year 2000 conversion have not been and are not expected to be material to the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS









                              PEOPLES BANCORP, INC.

                        Consolidated Financial Statements

                           December 31, 1997 and 1996


                   (With Independent Auditors' Report Thereon)

[GRAPHIC OMITTED]

                          Independent Auditors' Report



The Board of Directors and Stockholders
Peoples Bancorp, Inc.:


We have audited the accompanying consolidated statements of condition of Peoples Bancorp, Inc. (holding company for Trenton Savings Bank FSB) as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorp, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                       /s/ KPMG Peat Marwick LLP


February 6, 1998
Short Hills, New Jersey

                              PEOPLES BANCORP, INC.

                      Consolidated Statements of Condition

                           December 31, 1997 and 1996

                                 (in thousands)


                                   Assets                                            1997           1996
                                                                                     ----           ----
Cash and due from banks                                                       $       9,596        12,938
Federal funds sold                                                                    5,950         8,000
                                                                                  ---------     ---------
           Total cash and cash equivalents                                           15,546        20,938
Investment and mortgage-backed securities available for
     sale (note 5)                                                                  137,338        87,648
Investment and mortgage-backed securities held to
     maturity (market value of $61,306 in 1997 and $86,512
     in 1996) (notes 6 and 7)                                                        60,955        86,553
Federal Home Loan Bank stock, at cost                                                 3,386         3,089
Loans, net (note 8)                                                                 396,448       380,288
Bank premises and equipment, net (note 9)                                             6,747         6,982
Accrued interest receivable (note 10)                                                 4,975         3,602
Prepaid expenses                                                                      1,105         1,471
Intangible assets (note 2)                                                           10,604         9,164
Other assets (note 13)                                                                3,315         1,281
                                                                                  ---------     ---------
           Total assets                                                       $     640,419       601,016

                    Liabilities and Stockholders' Equity
Liabilities:
     Deposits (note 11)                                                             493,400       491,246
     Borrowing (note 12)                                                             30,000             -
     Accrued interest payable                                                         2,677         2,364
     Accrued expenses and other liabilities (note 15)                                 4,304         4,054
                                                                                  ---------     ---------
           Total liabilities                                                        530,381       497,664
Commitments and contingencies (notes 9 and 16)
Stockholders' equity:
     Common stock.  $.10 par value.  Authorized
        20,000,000 shares; issued and outstanding
        9,046,444 shares at December 31, 1997 and
        9,037,160 shares at December 31, 1996                                           905           904
     Additional paid-in capital                                                      30,502        30,357
     Retained earnings - substantially restricted                                    78,870        72,545
     Unearned Management Recognition Plan shares                                       (673)       (1,543)
     Net unrealized gain on securities available for sale,
        net of taxes                                                                    434         1,089
                                                                                -----------     ---------
           Total stockholders' equity (notes 13 and 14)                             110,038       103,352

           Total liabilities and stockholders' equity                         $     640,419       601,016


See accompanying Notes to Consolidated Financial Statements.

                              PEOPLES BANCORP, INC.

                        Consolidated Statements of Income

                  Years ended December 31, 1997, 1996, and 1995

                                 (in thousands)


                                                                       1997          1996          1995
                                                                       ----          ----          ----
Interest and dividend income:
     Interest and fees on loans                                  $     30,366         25,503       22,347
     Interest on securities available for sale                          7,778          4,762        4,484
     Interest and dividends on securities held
        to maturity                                                     5,285          5,861        5,183
     Interest on Federal funds sold                                       428            777        1,504
                                                                     --------       --------      -------
           Total interest income                                       43,857         36,903       33,518
Interest expense on deposits (note 11)                                 19,822         17,941       17,010
Interest expense on borrowings (note 12)                                2,009          -            -
                                                                     --------     ----------   ------
           Total interest expense                                      21,831         17,941       17,010

           Net interest income                                         22,026         18,962       16,508
Provision for loan losses (note 8)                                      1,674          -              150
                                                                      -------     ----------     --------
           Net interest income after provision
                for loan losses                                        20,352         18,962       16,358

Other income:
     Service fees on deposit accounts                                   1,362            485          361
     Fees and other income                                                619            471          390
     Net gain (loss) on sale of other real estate                         (24)            23            2
     Net gain on sale of securities (note 5)                            2,923          2,839        4,193
                                                                      -------        -------      -------
           Total other income                                           4,880          3,818        4,946

Operating expense:
     Salaries and employee benefits (note 15)                           7,369          5,104        3,959
     Net occupancy expense (note 9)                                     1,574          1,306        1,131
     Equipment expense                                                    120             88           58
     Data processing fees                                                 537            416          346
     Amortization of intangible assets                                    800            389          226
     FDIC insurance premium (note 18)                                      57            233          492
     FDIC Special Assessment (note 18)                                      -            177            -
     Marketing expense                                                    407            376          358
     Other operating expense                                            2,579          1,580        1,222
                                                                      -------        -------      -------
           Total operating expense                                     13,443          9,669        7,792

           Income before income taxes                                  11,789         13,111       13,512
Income taxes (note 13)                                                  4,327          4,720        4,864
                                                                      -------        -------      -------
           Net income                                            $      7,462          8,391        8,648

Earnings per common share (note 19):
     Basic                                                       $       0.83          0.94             -
     Diluted                                                             0.83          0.94             -


See accompanying Notes to Consolidated Financial Statements.

                              PEOPLES BANCORP, INC.
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1997, 1996 and 1995
                                 (in thousands)



                                                                                                           Additional
                                                                          Number              Common         paid-in
                                                                         of shares             stock         capital
                                                                         ---------             -----         -------
Balance at December 31, 1994                                                      -      $         -                -
     Proceeds of the stock offering, net of issuance
        expenses of $1,387, and mutual holding
        company capitalization, $200                                      8,912,500              891           28,687
     Net income for the year                                                      -                -                -
     Dividends declared                                                           -                -                -
     Net change in net unrealized gain on securities
        available for sale, net of tax expense of $360                      -                    -              -
                                                                     ---------------           -----       ----------
Balance at December 31, 1995                                              8,912,500              891           28,687
     Net income for the year                                                      -                -                -
     Dividends declared                                                           -                -                -
     Establishment of Management Recognition Plan                           124,660               13            1,670
     Amortization on unearned Management Recognition
        Plan shares                                                               -                -                -
     Net change in net unrealized gain on securities
        available for sale, net of tax expense of $905                      -                    -              -
                                                                     ---------------           -----       ----------
Balance at December 31, 1996                                              9,037,160              904           30,357
     Net income for the year                                                      -                -                -
     Dividends declared                                                           -                -                -
     Proceeds from exercise of stock options                                  9,284                1               20
     Amortization on unearned Management Recognition
        Plan shares                                                               -                -              125
     Net change in net unrealized gain on securities
        available for sale, net of tax expense of $365                            -                -              -
                                                                     ---------------     -----------       ----------
Balance at December 31, 1997                                              9,046,444      $       905           30,502

                                                                                        Net
                                                                                      unrealized
                                                                                       gain on
                                                                    Retained          Unearned       securities
                                                                    earnings          Management       available          Total
                                                                 (substantially      Recognition       for sale,      stockholders'
                                                                  restricted)        Plan shares     net of taxes         equity
                                                                  ----------         -----------     ------------     -------------
Balance at December 31, 1994                                          56,798                 -            1,970             58,768
     Proceeds of the stock offering, net of issuance
        expenses of $1,387, and mutual holding
        company capitalization, $200                                       -                 -                -             29,578
     Net income for the year                                           8,648                 -                -              8,648
     Dividends declared                                                 (179)                -                -               (179)
     Net change in net unrealized gain on securities
        available for sale, net of tax expense of $360                 -                 -                  727                727
                                                                  ----------          --------           ------         ----------
Balance at December 31, 1995                                          65,267                 -            2,697             97,542
     Net income for the year                                           8,391                 -                -              8,391
     Dividends declared                                               (1,113)                -                -             (1,113)
     Establishment of Management Recognition Plan                          -            (1,683)               -                  -
     Amortization on unearned Management Recognition
        Plan shares                                                        -               140                -                140
     Net change in net unrealized gain on securities
        available for sale, net of tax expense of $905                     -                 -           (1,608)            (1,608)
                                                                  ----------          --------            -----          ---------
Balance at December 31, 1996                                          72,545            (1,543)           1,089            103,352
     Net income for the year                                           7,462                 -                -              7,462
     Dividends declared                                               (1,137)                -                -             (1,137)
     Proceeds from exercise of stock options                               -                 -                -                 21
     Amortization on unearned Management Recognition
        Plan shares                                                        -               870                -                995
     Net change in net unrealized gain on securities
        available for sale, net of tax expense of $365                     -                 -                 (655)          (655)
                                                                  ----------          --------           ------         ----------
Balance at December 31, 1997                                          78,870              (673)             434            110,038

See accompanying Notes to Consolidated Financial Statements.

                              PEOPLES BANCORP, INC.
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1997, 1996 and 1995
                                 (in thousands)



                                                                                      1997           1996           1995
                                                                                      ----           ----           ----
Cash flows from operating activities:
     Net income                                                                 $       7,462         8,391          8,648
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Provision for loan losses                                                    1,674             -            150
           Depreciation and amortization expense                                          623           507            433
           Amortization of Management Recognition Plan shares                             870           140          -
           Amortization of intangible assets                                              800           389            226
           Net accretion of premiums and discounts on securities                          (81)         (586)          (204)
           (Increase) decrease in accrued interest receivable
               and other assets                                                        (3,003)          602         (4,997)
           Increase in accrued interest payable and other liabilities                     563           863            855
           Net gain on sale of securities                                              (2,923)       (2,839)        (4,193)
           Net loss (gain) on sale of other real estate                                    24           (23)            (2)
                                                                                    ---------     ---------     ----------
               Net cash provided by operating activities                                6,009         7,444            916

Cash flows from investing activities:
     Proceeds from maturities of investment securities available
        for sale and held to maturity                                                  54,823        51,756         44,850
     Purchase of investment securities held to maturity                                   (57)      (11,759)       (34,016)
     Purchase of investment securities available for sale                             (79,036)      (40,281)       (44,949)
     Proceeds from sales of securities available for sale                               3,816         9,368         10,054
     Purchase of Federal Home Loan Bank Stock                                            (297)            -              -
     Maturities and repayments of mortgage-backed securities                           14,353        12,176          6,699
     Purchase of mortgage-backed securities                                           (15,740)       (6,065)       (25,495)
     Net increase in loans                                                            (16,160)      (26,266)       (16,773)
     Net additions to bank premises, furniture and equipment                             (388)         (742)          (387)
     Proceeds from sales of other real estate owned                                        54           105             79
     Payment for purchase of Burlington County Bank, net
        of cash acquired                                                                    -         3,363              -
     Payment for purchase of Manchester Trust Bank, net
        of cash acquired                                                               (3,807)        -              -
                                                                                      -------    ----------     ------
               Net cash used in investing activities                                  (42,439)       (8,345)       (59,938)

Cash flows from financing activities:
     Net proceeds from exercise of stock options                                           21             -              -
     Net proceeds received from stock offering                                              -             -         29,778
     Dividends paid                                                                    (1,137)       (1,113)          (179)
     Capitalization of mutual holding company                                               -             -           (200)
     Net cash received from assumption of deposit liabilities                               -             -         31,468
     Net increase in demand deposits                                                   18,804         4,856          1,405
     Net (decrease) increase in savings and time deposits                             (16,650)        2,443            338
     Repayment of subordinated note                                                         -          (600)         -
     Net increase in borrowings                                                        30,000         -              -
                                                                                       ------    ----------     ------
               Net cash provided by financing activities                               31,038         5,586         62,610

Net (decrease) increase in cash and cash equivalents                                   (5,392)        4,685          3,588
Cash and cash equivalents as of beginning of year                                      20,938        16,253         12,665
                                                                                       ------        ------         ------
Cash and cash equivalents as of end of year                                     $      15,546        20,938         16,253


Supplemental disclosure of cash flow information:
     Cash paid:
        Interest                                                                $      21,518        15,577         16,394
        Income taxes                                                                    4,980         4,875          5,805

Noncash investing activities:
     Assets acquired in settlement of loans                                     $         374           723             34


See accompanying Notes to Consolidated Financial Statements.

                              PEOPLES BANCORP, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995




 (1)   Organization and Summary of Significant Accounting Policies

       Peoples Bancorp, Inc. (the Bancorp) is the holding company for its wholly-owned subsidiary , Trenton Savings Bank FSB (the Bank). The Bank provides banking services to individual and corporate customers primarily in Mercer and Burlington counties in New Jersey and Bucks county in Pennsylvania. The Bank is subject to competition from other financial institutions and the regulations of certain Federal and state agencies and undergoes periodic examinations by those regulatory authorities.

       Basis of Financial Statement Presentation

       The accompanying consolidated financial statements include the accounts of the Bancorp, the Bank, Manchester Trust Bank, and TSBusiness Finance Corporation. Significant intercompany accounts and transactions have been eliminated in consolidation.

       The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ significantly from those estimates.

       Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

       Loans

       Loans are stated at the principal amount outstanding, net of deferred loan origination fees, costs and unearned discounts, and the allowance for loan losses.

       Interest income on commercial, real estate mortgage and installment loans is credited to operations based upon the principal amount outstanding. Loans are placed on a nonaccrual status when a default of principal or interest has existed for a period of 90 days, except when, in the opinion of management, the collection of the principal and interest is reasonably anticipated or adequate collateral exists. Previously accrued and uncollected interest is reversed when a loan is placed on nonaccrual status. Interest income is recognized subsequently only in the period collected. The amortization of deferred fees and costs is also discontinued when a loan is placed on nonaccrual status. Loans are returned to an accrual status when factors indicating doubtful collectibility on a timely basis no longer exist.

       Management, considering current information and events regarding the borrowers ability to repay their obligations, considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of impairment is measured based on the fair value of the collateral. Impairment losses are included in the allowance for loan losses through provisions charged to operations.

                              PEOPLES BANCORP, INC.

              Notes to Consolidated Financial Statements Continued





 (1)   Organization and Summary of Significant Accounting Policies, cont.

       The Bank has defined the population of impaired loans to be all nonaccrual commercial loans. Impaired loans are individually assessed to determine that the loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's expected cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, including mortgage and consumer loans, are specifically excluded from the impaired loan portfolio.

       Loan origination and commitment fees less certain costs have been deferred, and the net amount amortized as an adjustment to the related loan's yield over the contractual life of the related loan.

       Allowance for Loan Losses

       An allowance for loan losses is charged to operations based on management's evaluation of the credit risk in its portfolio. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions and other matters which warrant consideration. All losses are charged to the allowance when the loss actually occurs or when a determination is made that a loss is probable. Subsequent recoveries, if any, are added back to the allowance.

       A substantial portion of the Bank's loans are secured by real estate in the New Jersey market. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio is susceptible to changes in market conditions in New Jersey and the Bank's market area.

       Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in New Jersey. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

       Debt, Equity and Mortgage-Backed Securities

       The Bank is required to report debt, readily-marketable equity and mortgage-backed securities in one of the following categories (i) "held-to-maturity" (management has a positive intent and ability to hold to maturity) which are to be reported at amortized cost; (ii) "trading" (held for current resale) which are to be reported at fair value, with unrealized gains and losses included in earnings and (iii) "available-for-sale" (all other debt, readily marketable equity and mortgage-backed securities) which are to be reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of stockholders' equity.

                              PEOPLES BANCORP, INC.

              Notes to Consolidated Financial Statements Continued




 (1)   Organization and Summary of Significant Accounting Policies, cont.

       Premiums and discounts on debt and mortgage-backed securities are amortized to expense and accreted to income over the estimated life of the respective security using the level-yield method.

       Gains and losses on the sale of securities are based upon the amortized cost of the security using the specific identification method.

       Bank Premises and Equipment

       Bank premises and equipment are carried at cost less accumulated depreciation and amortization. Estimated useful lives are thirty years for buildings, seven years for furniture and fixtures, three to five years for office equipment and the lease term plus one renewal period, for leasehold improvements. Depreciation is provided for on a straight-line basis over the estimated useful lives of the respective assets

       Other Real Estate Owned (OREO)

       Reported in other assets, OREO is carried at the lower of cost or fair value, less estimated cost to sell. When a property is acquired, the excess of the carrying amount over the fair value, if any, is charged to the allowance for loan losses. All allowance for OREO has been established, through charges to OREO expense, to maintain properties at the lower of cost or fair value less estimated cost to sell. Operating results of OREO, including rental income, operating expenses, and gains and losses realized from the sale of properties owned, are included in noninterest expenses.

       Intangible Assets

       Intangible assets consist of premiums paid upon the 1995 assumption of deposits and goodwill arising from the 1996 acquisition of the net assets of Burlington County Bank ("BCB") and the 1997 acquisition of the net assets of Manchester Trust Bank ("MTB"). Premiums on deposits are amortized on a straight-line basis over a period of ten years. Goodwill is being amortized on a straight-line basis over 15 years. On a periodic basis, the Bank reviews its intangible assets for the events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable.

       Income Taxes

       The Bank records income taxes utilizing the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

                              PEOPLES BANCORP, INC.
              Notes to Consolidated Financial Statements, Continued



 (1)   Organization and Summary of Significant Accounting Policies, cont.

       Pension Plan

       The Bank has a pension plan covering employees and officers meeting service and age requirements. The Bank's policy is to fund pension costs accrued.

       Other Postretirement Benefit Plans

       In addition to the Bank's defined benefit plan, the Bank provides a postretirement medical and life insurance plan to its retirees. The benefits available under the plan depend on the years of service to the Bank and the age of the retiree. The Bank's policy is to accrue for such cost in the period which the benefit is earned.

       Stock Option Plan

       The Bank applies the "intrinsic value based method" as described in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation. Accordingly, no compensation cost has been recognized for the stock option plan.

       Management Recognition Plan

       Compensation cost is incurred by the Bank over the vesting period based upon the fair value of the shares at the date of allocation.

       Statements of Cash Flows

       The Bank considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

       Earnings Per Share

       Basic earnings per common share is calculated by dividing net income by the average daily number of common shares outstanding during the period. Common stock equivalents are not included in the calculation.

       Diluted earnings per common share is computed similar to that of the basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued.

       Earnings per share data is not presented for the year ended December 31, 1995, as the Bank completed its initial public offering on August 3, 1995 and such data is not deemed meaningful by management.

       Reclassifications

       Certain reclassifications have been made to prior years amounts to conform to the 1997 presentation.

                              PEOPLES BANCORP, INC.

 (2)   Acquisitions

       Intangible assets consist primarily of premium paid upon the assumption of deposits and goodwill arising from the acquisitions of Burlington County Bank and Manchester Trust Bank.

       On September 8, 1997, the Bancorp completed the acquisition of MTB, a trust services company with $140.1 million of assets under management. The results of operations of MTB have been included in the statement of operations from the date of acquisition. Under terms of the agreement, MTB will be operated as a wholly-owned subsidiary of the Bank.

       The following summarizes completed acquisitions of Peoples Bancorp, Inc. as of December 31, 1997 (in thousands):

                                                                Total as of the date acquired                           Method
                                         Year                                                   Net       Cash            of
                                       acquired           Assets      Loans      Deposits     assets      paid        accounting
                                       --------           ------      -----      --------     ------      ----        ----------
    Assumption of deposits
        from the RTC                     1995         $         -           -      33,974           -       2,506     Purchase
    Burlington County Bank               1996              80,249      48,200      73,177       5,245      12,473     Purchase
    Manchester Trust Bank                1997               2,013           -           -       1,894       4,134     Purchase



       The above transactions resulted in the following goodwill (in thousands):


                                                Goodwill balance as of
                                                      December 31,                Original      Amortization
                                          ----------------------------------
                                           1997         1996          1995         amount          period
                                           ----         ----          ----         ------          ------
    from the RTC                      $     1,786        2,054         2,325         2,506        10 years
Burlington County Bank                      6,630        7,110             -         7,228        15 years
Manchester Trust Bank                       2,188        -             -             2,240        15 years
                                          -------     --------      --------       -------
                                      $    10,604        9,164         2,325        11,974



       The following supplemental schedule presents the unaudited pro forma results of operations for the years ended December 31, 1997, 1996 and 1995 as though the companies had combined on January 1, 1995. The pro forma results of operations do not necessarily reflect the results of operations that would have occurred had the Bank, MTB and BCB been combined during such periods.


                                             1997        1996          1995
                                             ----        ----          ----
                                                     (in thousands)
Net interest income                    $     22,091       21,599       20,126
Net income                                    7,555        8,633        9,219
Basic earnings per common
      share                                   0.85         0.96             -



       Pro forma basic earnings per common share for the year ended December 31, 1995 is not presented as its presentation would not be meaningful due to the Bank's initial stock offering as of August 3, 1995.

                              PEOPLES BANCORP, INC.

 (3) Charter Conversion, Reorganization to a Mutual Holding Company and Conversion to Stock Form of Ownership

       On January 1, 1995 the Bank converted from a state chartered mutual savings bank to a federally chartered mutual savings bank called Trenton Savings Bank FSB.

       On February 8, 1995, the Board of Directors of the Bank unanimously adopted the Plan of Reorganization from a Federal Mutual Savings Bank to a Federal Mutual Holding Company and Stock Issuance Plan, which plan was subsequently amended (as amended, the Plan). Pursuant to the Plan, the Bank reorganized from a Federally-chartered mutual savings bank into a Federal mutual holding company, Peoples Bancorp, MHC and concurrently formed a Federally-chartered capital stock savings subsidiary, which took the name Trenton Savings Bank FSB. Each deposit account of the Bank at the time of the reorganization became a deposit account in the newly-formed bank in the same amount and upon the same terms and conditions, except that the holder of each such deposit account has voting and liquidation rights with respect to the holding company rather than the Bank.

       As part of the reorganization, the Bank was authorized to offer stock in one or more offerings, up to a maximum of 49.9% of the issued and outstanding shares of its common stock. On May 15, 1995, the Bank received initial approval from the Office of Thrift Supervision (OTS) to solicit subscribers for stock.

       On August 3, 1995, the Bank completed its minority stock offering whereby the Bank issued 3,116,500 shares at $10 per share for a total of $31,165,000, which represents a minority ownership of 35.0% of the Bank based upon its valuation by an independent appraiser. The net proceeds of the stock offering, after reflecting offering expenses of $1.387 million and costs to capitalize the mutual holding of $200,000, were $29.578 million. The net proceeds were added to the Bank's general funds to be used for general corporate purposes.

       In 1997, 1996 and 1995, the Bank declared cash dividends of $0.35, $0.35 and $0.0575, respectively, per common share to holders of common stock of the Bank. The Bank's Federal mutual holding company, Peoples Bancorp, MHC, waived the receipt of the cash dividends paid by the Bank, and it currently intends to continue this policy. There can be no assurance that the Bank's regulators will permit future dividend waivers, or the terms of such waivers.

 (4) Reorganization to a Two-Tiered Mutual Holding Company and Subsequent Plan of Conversion to Full Stock Ownership Structure

       On November 26, 1996 the Bank and Peoples Bancorp, Mutual Holding Company
       (MHC) filed an application with the Office of Thrift Supervision (OTS), their primary regulator, to reorganize into a two-tiered holding company. Pursuant to the reorganization, which was approved by the OTS and stockholders, the Bancorp was formed in July 1997 and became the majority-owned subsidiary of Peoples Bancorp, MHC, and the Bank became the wholly-owned subsidiary of the Bancorp. The relative ownership interests of all stockholders of the Bank remained unchanged as a result of the reorganization. After the reorganization, the Bank continued its current business and operations as a Federally-chartered savings bank under its existing name.

                             PEOPLES BANCORP, INC.

 (4) Reorganization to a Two-Tiered Mutual Holding Company and Subsequent Plan of Conversion to Full Stock Ownership Structure, cont.

       On September 24, 1997, the Board of Directors of the MHC unanimously adopted the Plan of Conversion and Reorganization, pursuant to which the MHC is converting from a federally charted mutual holding company to a Delaware chartered stock corporation. As part of the Conversion each of the issued and outstanding Minority Shares shall automatically, without further action by the holder thereof, be converted into and become a right to receive a number of shares of Common Stock determined pursuant to the Exchange Ratio.

       Pursuant to the Plan, the MHCis majority interests in the Mid-Tier Holding Company will be converted into shares at the Exchange Ratio, and sold in a subscription offering.

       The affirmative vote of a majority of the total eligible votes of the members of the MHC at the Special Meeting of Members is required to approve the Plan of Conversion and the transactions incident to the Conversion. The affirmative vote of the holders of at least (i) two-thirds of the outstanding common stock of the Mid-Tier Holding Company, and (ii) a majority of the Minority Shares at a special meeting of stockholders of the Mid-Tier Holding Company is required to approve the Plan of Conversion.
       Consummation of the Conversion is also subject to the approval of the OTS.

       At the time of the conversion, the Bank will establish a liquidation account in an amount equal to its equity as reflected in the statement of financial condition used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually, to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's or supplemental eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

       Subsequent to the conversion, the Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirement.

       Conversion costs will be deferred and reduce the proceeds from the sales sold in the conversion. If the conversion is not completed, all costs will be charged as an expense. There were approximately $296,000 of capitalized conversion costs as of December 31, 1997.

       As of December 31, 1997, the MHC had waived $4.4 million of dividends. Upon completion of the conversion, restrictions on waived dividends will no longer exist. Additionally, the restrictions and availability of waived dividends will cease as the Bank's common stock will be 100% publicly owned.

                              PEOPLES BANCORP, INC.

 (5)   Investment and Mortgage-Backed Securities Available for Sale

       The amortized cost and estimated market value of investment and mortgage-backed securities available for sale as of December 31, 1997 and 1996 are as follows:



                                                                               1997
                                                               Gross          Gross         Estimated
                                             Amortized      unrealized      unrealized       market
                                                cost           gains          losses          value
                                                ----           -----          ------          -----
                                                                  (in thousands)
Debt securities:
     United States
        Treasury securities              $       43,930         135              (7)           44,058
     United States Agencies
        securities                               49,402         576             (55)           49,923
     Other bonds                                 28,284          43             (78)           28,249
     Mortgage-backed securities                  14,903         195             -              15,098
                                               --------         ---            ----          --------
                                                136,519         949            (140)          137,328
Equity securities                                    10         -               -                  10
                                            -----------       -----            ----       -----------
                                         $      136,529         949            (140)          137,338





                                                                               1996
                                                              Gross           Gross         Estimated
                                            Amortized      unrealized      unrealized        market
                                               cost           gains          losses           value
                                               ----           -----          ------           -----
                                                                  (in thousands)
Debt securities:
     United States
        Treasury securities             $       65,336           204             33            65,507
     United States Agencies
        securities                               9,924            10            167             9,767
     Other bonds                                 9,151            21            -               9,172
                                               -------       -------          -----           -------
                                                84,411           235            200            84,446
Equity securities                                  894         2,308            -               3,202
                                              --------         -----          -----           -------
                                        $       85,305         2,543            200            87,648


                              PEOPLES BANCORP, INC.

 (5)   Investment and Mortgage-Backed Securities Available for Sale, cont.

       The amortized cost and estimated market value of investment and mortgage-backed securities available for sale at December 31, 1997 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.


                                                                     Estimated
                                                      Amortized       market
                                                         cost          value
                                                         ----          -----
                                                           (in thousands)
        Due within one year                       $      39,347          39,452
        Due after one year through five years            81,292          82,066
        Due after five years through ten years              977             712
        Due after ten years                              14,903          15,098
                                                      ---------        --------
                                                        136,519         137,328
        Equity securities                                    10              10
                                                    -----------     -----------
                                                  $     136,529         137,338




       During the years ended December 31, 1997, 1996, and 1995, proceeds from sales of investment and mortgage-backed securities available for sale resulted in gross gains and gross losses as follows:



                                                                  1997           1996        1995
                                                                  ----           ----        ----
                                                                         (in thousands)
    Proceeds from sales of investment and
         mortgage-backed securities available
         for sale                                         $       3,816          9,368        10,054
    Gross realized gains                                          2,923          2,839         4,264
    Gross realized losses                                             -              -            71



       As of December 31, 1997 United States Agency and Treasury securities with a fair value of $32.4 million were pledged to secure a borrowing agreement entered into during 1997.

                              PEOPLES BANCORP, INC.
              Notes to Consolidated Financial Statements, Continued


 (6)   Investment Securities Held to Maturity

       The amortized cost and estimated market value of investment securities held to maturity as of December 31, 1997 and 1996 are as follows:


                                                                                      1997
                                                                   Gross            Gross         Estimated
                                                  Amortized      unrealized      unrealized         market
                                                     cost          gains           losses           value
                                                     ----          -----           ------           -----
                                                                        (in thousands)
       Debt securities:
            United States Agencies            $     11,250             -             (33)             11,217
            Obligations of state and
               political subdivisions                1,594           118               -               1,712
            Corporate bonds                         13,013            31              (5)             13,039
                                                    ------          ----            ----              ------
                                              $     25,857           149             (38)             25,968



                                                                                      1996
                                                                   Gross            Gross         Estimated
                                                  Amortized      unrealized      unrealized         market
                                                     cost          gains           losses           value
                                                     ----          -----           ------           -----
                                                                        (in thousands)
       Debt securities:
            United States Agencies            $     17,042             -             135              16,907
            Obligations of state and
               political subdivisions                3,400            98               -               3,498
            Corporate bonds                         17,493            55              28              17,520
                                                    ------          ----            ----              ------
                                              $     37,935           153             163              37,925


       The amortized cost and estimated market value of debt securities held to maturity as of December 31, 1997 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                                      Estimated
                                                       Amortized        market
                                                          cost          value
                                                            (in thousands)
        Due in one year or less                    $      15,101         15,070
        Due after one year through five years              8,541          8,970
        Due five years through ten years                   1,449          1,106
        Due after ten years                                  766            822
                                                        --------       --------
                                                   $      25,857         25,968


       As of December 31, 1997 and 1996, United States Treasury securities with a face value of $800,000 and $3,900,000, respectively were held in trust to secure deposits of public funds.

                              PEOPLES BANCORP, INC.

 (7)   Mortgage-Backed Securities Held to Maturity

       The amortized cost and estimated market value of mortgage-backed securities held to maturity as of December 31, 1997 and 1996 are as follows:



                                                                                 1997
                                                                  Gross          Gross        Estimated
                                                 Amortized      unrealized     unrealized      market
                                                    cost          gains          losses         value
                                                    ----          -----          ------         -----
                                                                     (in thousands)
        Government National
             Mortgage Association            $      1,367           -              -              1,367
        Federal Home Loan
             Mortgage Corporation                  33,731           354           (114)          33,971
                                                   ------           ---           ----
                                             $     35,098           354           (114)          35,338




                                                                                 1996
                                                                  Gross          Gross        Estimated
                                                 Amortized      unrealized     unrealized      market
                                                    cost          gains          losses         value
                                                    ----          -----          ------         -----
                                                                     (in thousands)
        Government National
             Mortgage Association            $      1,614            38              8            1,644
        Federal Home Loan
             Mortgage Corporation                  47,004           431            492           46,943
                                                   ------           ---            ---           ------
                                             $     48,618           469            500           48,587


       The amortized cost and market value of mortgage-backed securities held to maturity as of December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      Estimated
                                                       Amortized        market
                                                          cost          value
                                                          ----          -----
                                                            (in thousands)
        Due in one year or less                    $       6,770          6,737
        Due after one year through five years             17,560         17,787
        Due five years through ten years                       -              -
        Due after ten years                               10,768         10,814
                                                          ------         ------
                                                   $      35,098         35,338

                              PEOPLES BANCORP, INC.

 (8)   Loans

       A summary of loans as of December 31, 1997 and 1996 follows:


                                                  1997            1996
                                                     (in thousands)
Mortgage loans:
     One to four family                    $      242,449         239,470
     Commercial real estate and
        multi-family                               39,760          53,415
                                                 --------        --------
        Total mortgage loans                      282,209         292,885

Commercial                                         62,622          34,486
Home equity                                        34,657          28,138
Other consumer loans                               20,513          27,478
                                                 --------        --------
        Total other loans                         117,792          90,102

        Total loans                               400,001         382,987
Allowance for loan loss                            (3,415)         (2,901)
Premiums (discounts)                                   16             (24)
Net deferred (fees) costs                            (154)            226
                                               ----------      ----------
        Total loans, net                   $      396,448         380,288



       A summary of the activity in the allowance for loan losses for the years ended December 31, 1997, 1996 and 1995 is as follows:


                                             1997          1996        1995
                                             ----          ----        ----
                                                     (in thousands)
Allowance for loan losses
     at beginning of year              $      2,901        1,767        1,642
Acquired allowance                                -        1,186            -
Provision for loan losses                     1,674            -          150
Chargeoffs                                   (1,317)        (110)         (32)
Recoveries                                      157           58            7
                                             ------      -------     --------
Allowance for loan losses
     at end of year                    $      3,415        2,901        1,767

                              PEOPLES BANCORP, INC.

 (8)   Loans, cont.

       A substantial portion of the 1997 provision for loan losses, and charge-offs were primarily attributable to a niche line of business, automobile dealer floorplan financing, that was acquired through the acquisition of BCB. Management has made the decision to exit this business and has made provisions for the deterioration of this portfolio. No further losses or additional provisions relating to this portfolio are anticipated at this time.

       Loans contractually in arrears by three months or more at December 31, 1997 and 1996 were as follows:

                                               1997
                          Carrying      Number         % of
                            value      of loans      category
                                     (in thousands)
Mortgage               $     2,591        36           0.92 %
Commercial                   2,907        94           4.64
Consumer                        60        16           0.11
                           -------      ----
                       $     5,558       146           1.39 %


                                               1996
                          Carrying      Number         % of
                            value      of loans      category
                                     (in thousands)
Mortgage               $     2,277        37           0.78  %
Commercial                   1,183        19           2.01
Consumer                       244        20           0.44
                            ------      ----
                       $     3,704        76           0.97 %



       Nonaccrual loans totalled $4,407,000, $2,951,000 and $1,122,000 at
       December 31, 1997, 1996 and 1995, respectively. Nonaccrual loans do not include certain loans contractually in arrears by three months or more for which adequate collateral exists or the collection of principal and interest is reasonably anticipated. These loans totalled $1,151,000, $753,000 and $10,000 as of December 31, 1997, 1996 and 1995,
       respectively. The amount of interest income on nonaccrual loans, which would have been recorded had these loans continued to pay interest at the original contract rate, was approximately $475,000, $249,000 and $87,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Interest income on nonaccrual loans included in net income amounted to $125,000, $76,000 and $14,000 for the years ended December 31, 1997, 1996 and 1995, respectively. There is no commitment to lend additional funds to borrowers whose loans have been placed on nonaccrual.

                              PEOPLES BANCORP, INC.

 (8)   Loans, cont.

       Restructured loans totalled $48,000, $206,000 and $1,052,000 at December 31, 1997, 1996 and 1995, respectively. The amount of interest income on restructured loans, which would have been recorded had these loans continued to pay interest at the original contract rate, was approximately $4,000, $21,000 and $87,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Interest income on restructured loans included in net income was approximately $3,000, $20,000 and $80,000 for the years ended December 31, 1997, 1996 and 1995, respectively. There is no commitment to lend additional funds to borrowers whose loans have been restructured.

       The recorded investment in loans receivable considered impaired and the related allowance for loan losses at December 31, 1997 was $2,907,000 and $710,000, respectively. The balances at December 31, 1996 were $1,183,000 and $448,000, respectively.

       At December 31, 1997 and 1996, loans to officers and directors amounted to $768,000, and $784,000, respectively. All such loans were performing according to their original terms.

 (9)   Bank Premises and Equipment

       Bank premises and equipment consists of the following as of December 31, 1997 and 1996:


                                                1997        1996
                                                ----        ----
                                                 (in thousands)
Land                                       $      867          867
Buildings and improvements                      5,014        5,166
Furniture and equipment                         2,512        2,521
Leasehold improvements                          1,319        1,214
                                                -----        -----
                                                9,712        9,768
Less accumulated depreciation
     and amortization                           2,965        2,786
                                                -----        -----
                                           $    6,747        6,982




       In the normal course of business, the Bank has entered into leases for its branch locations. The lease terms range from five to twenty years and expire at various times through the year 2007. The agreements provide for renewal options and all but one require the Bank to pay common area costs.

                              PEOPLES BANCORP, INC.

 (9)   Bank Premises and Equipment, cont.

       The following is a schedule of future minimum lease payments for operating leases (with initial or remaining terms in excess of one year) as of December 31, 1997:



December 31,
     1998                          $       396,000
     1999                                  359,000
     2000                                  261,000
     2001                                  229,000
     2002                                  196,000
     Thereafter                            617,000
                                        ----------
     Total minimum lease
        payments                   $     2,059,000



       The annual rental expense amounted to $401,546, $304,000 and $226,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

(10)   Accrued Interest Receivable

       A summary of accrued interest receivable at December 31, 1997 and 1996 is as follows:



                                                   1997       1996
                                                   ----       ----
                                                    (in thousands)
Loans                                         $    2,148       1,654
Investment and mortgage-backed
     securities available for sale                 2,258       1,114
Mortgage-backed securities held
     to maturity                                     249         350
Investment securities held to
     maturity                                        319         484
Federal funds sold                                     1           -
                                                --------       -----
                                              $    4,975       3,602

                              PEOPLES BANCORP, INC.

(11)   Deposits

       Deposit balances as of December 31, 1997 and 1996 are summarized as follows:

                                   Weighted
                                   average
                                   rate at
                                   Dec. 31,                   1997                       1996
                                                     ---------------------       ------------
                                     1997             Amount         %            Amount         %
                                     ----             ------         -            ------         -
                                                                     (in thousands)
Types of deposit:
     Noninterest bearing
        demand deposit
        accounts                      -          $      28,164       5.7     $      25,366       5.2
     N.O.W.                          1.24               15,774       3.2            16,431       3.3
     Money market
        demand accounts              3.46               61,457      12.5            44,794       9.1
     Passbook                        2.30               94,008      19.1           104,210      21.2
     Club accounts                    -                    264        .1               269        .1
     Other                            -                  4,880         .9            3,630         .7
                                                     ---------   --------        ---------   --------
                                                       204,547      41.5           194,700      39.6

     Certificates of deposit         5.33              247,325      50.1           248,396      50.6
     Retirement accounts             5.66               41,528       8.4            48,150       9.8
                                                      --------   -------          --------   -------
                                                       288,853      58.5           296,546      60.4

                                                 $     493,400     100.0     $     491,246     100.0



       As of December 31, 1997 and 1996, certificates of deposit, regular and retirement accounts have scheduled maturities as follows:


                                         1997           1996
                                           (in thousands)
Within one year                   $      229,472         188,744
One to two years                          38,184          39,803
Two to three years                        17,760          20,298
Three to five years                        3,430          47,690
Thereafter                                     7              11
                                    ------------     -----------
                                  $      288,853         296,546

                              PEOPLES BANCORP, INC.

(11)   Deposits, cont.

       An analysis of the interest  expense for the years ended  December 31,
       1997, 1996 and 1995 by deposit category is   as follows:

                                                1997        1996        1995
                                                ----        ----        ----
                                                       (in thousands)
        NOW, passbook and other
             accounts                     $      2,305        2,402      2,671
        Money market demand accounts             1,950        1,233      1,066
        Club accounts                               18           14         14
        Regular certificates of deposit         12,904       11,836     11,125
        Retirement accounts                      2,645        2,456      2,134
                                               -------      -------    -------
                     Total interest       $     19,822       17,941     17,010


       Certificates of deposit greater than $100,000 amounted to $26,117,754 and $26,093,000 at December 31, 1997 and 1996, respectively. The deposits of the Bank are insured up to $100,000 by the BIF and SAIF, which is administered by the FDIC and is backed by the full faith and credit of the U.S. Government.

(12)   Borrowing

       On January 3, 1997, the Bank entered into an agreement to borrow $30 million at a fixed interest rate of 6.02%. The debt matures on January 3, 2000. The funds provided were used to fund a leveraging program whereby proceeds from the borrowing were used to fund the purchase of Federal agency securities designated as available for sale. The note is secured by United States Agency and Treasury securities designated as available for sale and having a fair value of $32.4 million as of December 31, 1997. The securities underlying the agreement are under the Bank's control and fulfill the security agreement requirement that collateral with a market value of 107% secure the note.

(13)   Income Taxes

       The Federal tax bad debt reserve method available to thrift institutions was repealed in 1996 for tax years beginning after 1995. As a result, the Bank must change from the reserve method to the specific charge-off method to compute its bad debt deduction. In addition, the Bank is required generally to recapture into income the portion of its bad debt reserves (other than the supplemental reserve) that exceeds its base year reserves, approximately $2,500,000.

       The recapture amount resulting from the change in a thrift's method of accounting for its bad debt reserves generally will be taken into taxable income ratably (on a straight-line basis) over a six-year period. If the Bank meets a "residential loan requirement" for a tax year beginning in 1996 or 1997, the recapture of the reserves will be suspended for such tax year. Thus, recapture can potentially be deferred for up to two years. The residential loan requirement is met if the principal amount of housing loans made by the Bank during the year at issue (1996 and 1997) is at least as much as the average of the principal amount of loans made during the six most recent tax years prior to 1996. Refinancings and home equity loans are excluded.

       For 1997 the Bank has met the residential loan requirement and expects to meet it for 1998.

                              PEOPLES BANCORP, INC.

(13)   Income Taxes, cont.

       Retained earnings as of December 31, 1997 includes approximately $3,500,000 for which no provision for Federal income tax has been made. This reserve (base year and supplemental) is frozen not forgiven as certain events could trigger a recapture.

       Income tax expense for the years ended December 31, 1997, 1996 and 1995 is comprised of the following components:

                                                 1997         1996        1995
                                                 ----         ----        ----
                                                        (in thousands)
Current income tax expense:
     Federal                                $    4,465        4,728       4,796
     State                                         388          415         382
                                                ------       ------      ------
                                                 4,853        5,143       5,178

Deferred income tax (benefit) expense:
        Federal                                   (498)        (401)       (297)
        State                                      (28)         (22)        (17)
                                               -------      -------     -------
                                                  (526)        (423)       (314)

        Total income tax expense            $    4,327        4,720       4,864



       A reconciliation between the effective income tax expense and the expected amount computed using the applicable statutory Federal income tax rate for the years ended December 31, 1997, 1996 and 1995 is as follows:


                                                         1997          1996          1995
                                                         ----          ----          ----
                                                                  (in thousands)
Income before income taxes                         $    11,789         13,111       13,512
Applicable statutory Federal tax rate                       35 %           35 %         35 %
Expected Federal income tax expense                      4,126          4,589        4,729
State tax net of Federal benefit                           234            256          249
Increase (decrease) in Federal income tax resulting from:
        Tax-exempt income                                  (41)           (24)         (25)
        Other                                                8           (101)         (89)
                                                      --------        -------     --------
                                                   $     4,327          4,720        4,864

Effective tax rate                                        36.7 %         36.0 %       36.0 %



                              PEOPLES BANCORP, INC.

(13)   Income Taxes, cont.

       The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at December 31, 1997 and 1996 are as follows:


                                                       1997        1996
                                                        (in thousands)
Deferred tax assets:
     Loan fees                                    $        -           49
     Postretirement benefits                             514          506
     Pension                                              86          117
     Nonaccrual interest                                 175           37
     Supplemental Employee Retire-
        ment Plan                                        314          211
     Allowance for loan loss - book                    1,262          980
     Other                                               366          219
                                                      ------       ------
                                                       2,717        2,119

Deferred tax liabilities:
     Shareholders' equity - unrealized
        gain on securities available
        for sale                                         248          613
     Allowance for loan losses - tax                   1,031          930
     Other                                                36           65
                                                    --------      -------
                                                       1,315        1,608

           Net deferred tax asset                 $    1,402          511





       Management believes that it is more likely than not that the deferred tax asset will be realized based upon taxable income in the carryback period and the probability of future operations to generate sufficient taxable income.

                              PEOPLES BANCORP, INC.

(13)   Income Taxes, cont.

       Total deferred tax (benefits) expense for the years ended December 31, 1997, 1996 and 1995 were allocated as follows:

                                                  1997         1996       1995
                                                  ----         ----       ----
                                                        (in thousands)
      Income from operations                $     (526)         (423)      (314)
      Shareholders' equity - unrealized
           gains on securities available
           for sale                               (365)         (905)       360
      Business combination                       -              (391)       -
                                              --------        ------      -----
                                            $     (891)       (1,719)        46



(14)   Regulatory Matters

       Office of Thrift Supervision (OTS) regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 1997, the Bank was required to maintain (i) a minimum tangible capital ratio of 1.50%, (ii) a minimum leverage ratio of Tier I capital to total adjusted assets of 3.0%, and (iii) a minimum ratio of total capital to risk-weighted assets of 8.0%.

       Under its prompt corrective action regulations, the OTS is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier I) capital ratio of at least 5.0%; a Tier 1 risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

       The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OTS about capital components, risk weightings and other factors.

       Management believes that, as of December 31, 1997 and 1996, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

                              PEOPLES BANCORP, INC.

(14)   Regulatory Matters, cont.

       The following is a summary of the Bank's and Bancorp's actual capital amounts and ratios as of December 31, 1997 and 1996, compared to the OTS minimum capital adequacy requirements and classification as a well-capitalized institution:



                                                                               OTS  Requirements
                                                                  ----------------------------------------------
                                                                                             For Classification
                                                                       Minimum                    as Well
                                             Actual                Capital Adequacy              Capitalized
                                       Amount      Ratio          Amount      Ratio          Amount      Ratio
                                       ------      -----          ------      -----          ------      -----
                                                                (dollars in thousands)

    December 31, 1997:
         Tangible capital          $    99,260     15.8 %      $    9,449      1.50 %     $         -        -  %
         Tier I (core) capital          99,260     15.8            18,900      3.00            31,411     5.00
         Risk-based capital:
            Tier I                      99,260     25.6                 -        -             23,247     6.00
            Total                      102,675     26.5            31,019      8.00            38,745    10.00


    December 31, 1996:
         Tangible capital               92,302     15.6             8,860      1.50                 -       -
         Tier I (core) capital          92,302     15.6            17,721      3.00            29,534     5.00
         Risk-based capital:
            Tier I                      92,302     27.5                 -        -             20,119     6.00
            Total                       95,200     28.4            26,825      8.00            33,531    10.00



(15)   Benefit Plans

       Pension Plan

       The Bank has a pension plan covering officers and employees meeting certain eligibility requirements, including the attainment of age 21 and completion of 1,000 hours of service during the twelve consecutive months commencing on the employee commencement date. Prior service costs are amortized over a forty-year period, changes in the unfunded liability due to a prior year change in actuarial assumptions are amortized over thirty years and pension costs are funded as accrued. Plan assets are invested in U.S. and foreign equities and fixed income securities based on parameters established by management.

                              PEOPLES BANCORP, INC.
              Notes to Consolidated Financial Statements, Continued



(15)   Benefit Plans, cont.

       A comparison of the most recent available accumulated plan benefits and plan net assets for the pension plan, as determined by the plan actuaries as of the latest actuarial valuation date is as follows:

                                                              1997        1996
                                                               (in thousands)
Actuarial present value of accumulated plan benefits:
        Vested participants                              $    2,451       2,082
        Non-vested participants                                 106          87
                                                             ------     -------
                                                         $    2,557       2,169

Projected benefit obligation for services
     rendered                                                 3,306       3,081
Plan assets at fair value                                     2,987       2,807
                                                              -----       -----
           Projected benefit obligation
               in excess of plan assets                         319         274
Unrecognized gain                                               225         322
Unrecognized prior service cost                                (178)       (182)
                                                             ------      ------
           Accrued pension expense                       $      366         414


       The components of net pension expense for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                          1997     1996    1995
                                                          ----     ----    ----
                                                               (in thousands)
    Service cost-benefits earned during the year      $    232      155     117
    Interest cost on projected benefit obligation          258      199     214
    Actual return on plan assets                          (233)    (183)   (182)
    Net amortization and deferral                           19       17      19
                                                          ----     ----    ----
                      Net pension expense             $    276      188     168


       Assumptions used to develop the net periodic pension cost for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                1997        1996         1995
                                                ----        ----         ----
Discount rate                                    7.5 %       7.75 %      8.25 %
Expected long-term rate of return                7.5         7.5         7.5
Rate of increase in compensation
     levels                                      5.5         5.5         6.0

                              PEOPLES BANCORP, INC.
              Notes to Consolidated Financial Statements, Continued




(15)   Benefit Plans, cont.

       Postretirement Benefits

       The Bank has established a postretirement medical and life insurance plan for the benefit of substantially all employees. The Bank utilizes the accrual method of accounting for postretirement benefits.

       The following table sets forth the net periodic postretirement benefit cost and accumulated postretirement benefit obligation (APBO) as determined by the plan actuaries as of the latest actuarial valuation date is as follows:


                                                           1997        1996
                                                           ----        ----
                                                            (in thousands)
Accumulated postretirement benefit
     obligation (APBO)                                $   (1,195)     (1,177)
Fair value of assets                                       -           -
                                                        --------    ----
Projected benefit obligation                              (1,195)     (1,177)
Accumulated net unrecognized gain                         ++(107)       (109)
                                                          ------      ------
Net postretirement accrued benefit cost               $   (1,302)     (1,286)


       Net postretirement benefit costs for the years ended December 31, 1997, 1996 and 1995 are as follows:


                                                   1997      1996      1995
                                                   ----      ----      ----
Service cost                                   $     47        30         26
Interest cost on accumulated post-
     retirement benefit obligation                   87        79         80
                                                   ----      ----       ----
                                               $    134       109        106



       For measurement purposes, the cost of medical benefits was projected to increase at a rate of 9.50% and 10.00% in 1997 and 1996, respectively, thereafter grading to a stable 5.5% medical inflation rate in 2005. Increasing the assumed health care cost trend by one percent in each year would increase the accumulated postretirement benefit obligation as of January 1, 1997 by $167,000 and the aggregate of the service and interest components of net periodic postretirement benefit cost for the year ended December 31, 1997 by $10,000. The present value of the accumulated benefit obligation assumed a 7.50% and 7.0% discount rate compounded annually for 1997 and 1996, respectively. The plan is unfunded as of December 31, 1997, as the Bank funds the plan on a cash basis.

                              PEOPLES BANCORP, INC.
              Notes to Consolidated Financial Statements, Continued



(15)   Benefit Plans, cont.

       Stock Option Plan

       During 1996, the Bank's stockholders approved a stock option plan authorizing 311,650 shares available to be granted to certain directors, officers and employees of the Bank. Options granted under the plan are exercisable at the fair value of the stock as of the grant date. The options vest over a five-year term, and expire after 10 years from the date of the grant.

       The following table illustrates the status and changes to the stock option plan during the past two years:

                                                         Weighted average
                                          Shares          exercise price
                                          ------          --------------
Outstanding, December 31, 1995                   -           $   -
     Granted                               234,000              13.50
                                           -------
Outstanding, December 31, 1996             234,000              13.50
     Granted                                77,500              21.00
     Exercised                              15,879              13.50
                                          --------
Outstanding, December 31, 1997             295,621              15.47

Exercisable at December 31, 1997            77,737           $  13.50



       The weighted average grant date fair value for the stock option plan's options granted during 1997 and 1996 was $5.84 and $3.49, respectively. The weighted average remaining contractual life of options outstanding at December 31, 1997 was 8.4 years..

       In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation". This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt the "fair value based method" of accounting for employee stock compensation plans. However, SFAS No. 123 also allows an entity to continue to measure compensation cost under such plans using the "intrinsic value based method" as described in APB No. 25. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, usually the vesting period. Fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option.

       The Bank continues to recognize compensation expense using the method prescribed in APB No. 25. Had compensation cost been determined consistent with SFAS No. 123 for options granted during 1997 and 1996, additional compensation cost for the years ended

                              PEOPLES BANCORP, INC.
              Notes to Consolidated Financial Statements, Continued




(15)   Benefit Plans, cont.

       December 31, 1997 and 1996 would have been $361,000 and $61,000, respectively. As a result, net income and basic earnings per common share for the years ended December 31, 1997 and 1996 would have been reduced to $7,231,000 and $0.81, and $8,352,000 and $0.93, respectively. The stock option plan's fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the grants issued during 1997 and 1996: dividend yield of 1.67% and 2.59%, respectively, expected volatility of 23.79%; risk-free interest rate of 6.1% and 6.7%, respectively, and expected lives of 5 years.

       Management Recognition Plan

       During 1996, the Bank's stockholders approved the Trenton Savings Bank Management Recognition Plan and authorized the issuance of 124,660 shares from unissued common stock to the Management Recognition Plan. As of December 31, 1997 and 1996, 124,660 shares have been allocated to employees and directors of the Bank with a weighted average grant date fair value of $13.50 per share. The shares were 60% vested as of December 31, 1997 and will fully vest upon completion of the stock offering.

(16)   Commitments and Contingencies

       The Bank is party to commitments to extend credit in the normal course of business to meet the financial needs of its customers. Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund mortgage loans generally have fixed expiration dates or other termination clauses, whereas home equity lines of credit have no expiration date. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. Collateral is not required by the Bank for loan commitments. The Bank's loans are located primarily in the State of New Jersey and Bucks county in Pennsylvania.

       At December 31, 1997 and 1996, the Bank had loan commitments (including unused lines of credit) of $49,736,000 and $27,697,000, respectively, consisting primarily of fixed rate loans which are not included in the accompanying financial statements. The commitments at December 31, 1997 have commitment periods that range from 30 to 90 days and interest rates ranging from 6% to 12%. There is no exposure to credit loss in the event the other party to commitments to extend credit does not exercise its right to borrow under the commitment.

       In the normal course of business, the Bank may be a party to various outstanding legal proceedings and claims. In the opinion of management, the financial position of the Bank will not be materially affected by the outcome of such legal proceedings and claims.

(17)   Disclosures about Fair Value of Financial Instruments

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

                              PEOPLES BANCORP, INC.

(17)   Disclosures about Fair Value of Financial Instruments, cont.

       Cash and Cash Equivalents

       The carrying amount is a reasonable estimate of the fair value of these instruments.

       Debt, Equity and Mortgage-Backed Securities

       Fair values are based on quoted market prices or dealer quotes.

       Loan Receivables

       Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, residential mortgage and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms.

       The fair value is estimated using an estimate of current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

       Deposit Liabilities

       The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand as of December 31, 1997 and 1996. The fair value of certificates of deposit was estimated using the rates currently offered for deposits of similar remaining maturities.

       Commitments to Extend Credit

       The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The outstanding commitment balance is a reasonable estimate of fair value.

       Limitations: The following fair value estimates were made as of December 31, 1997 and 1996, based on pertinent market data and relevant information on the financial instrument. These estimates do not include any premium or discount that could result from an offer to sell at one time the Bank's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Bank's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments involving a myriad of individual borrowers, and other factors. Given the inherently subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgement that must be applied, these fair value estimations cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

                              PEOPLES BANCORP, INC.

(17)   Disclosures about Fair Value of Financial Instruments, cont.

       Since these fair value approximations were made solely for on and off balance sheet financial instruments as of December 31, 1997 and 1996, no attempt was made to estimate the value of anticipated future business or the value of nonfinancial statement assets and liabilities. Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into many of the estimates.

       The estimated fair values of the Bank's financial instruments as of December 31, 1997 and 1996 are as follows:


                                                                   1997
                                                          Carrying        Fair
                                                           amount        value
                                                              (in thousands)
Financial assets:
     Cash and cash equivalents                         $    15,546       15,546
     Investment and mortgage-backed securities
        available for sale                                 137,338      137,338
     Investment and mortgage-backed securities
        held to maturity                                    60,955       61,306
     Loans, net                                            396,448      396,822

Financial liabilities:
     Deposits                                          $   493,400      497,791
     Borrowed funds                                         30,000       30,131

Off balance sheet financial instruments:
     Commitments to extend credit                      $    49,736       49,736



                                                                   1996
                                                          Carrying        Fair
                                                           amount        value
                                                              (in thousands)
Financial assets:
     Cash and cash equivalents                         $    20,938       20,938
     Investment and mortgage-backed securities
        available for sale                                  87,648       87,648
     Investment and mortgage-backed securities
        held to maturity                                    86,553       86,512
     Loans, net                                            380,288      377,976

Financial liabilities:
     Deposits                                          $   491,246      493,654

Off balance sheet financial instruments:
     Commitments to extend credit                      $    27,697       27,697

                              PEOPLES BANCORP, INC.

(18)   Insurance Funds Legislation

       On September 30, 1996, legislation was enacted which, among other things, imposed a special one-time assessment on SAIF-insured deposits to recapitalize Savings Associations Insurance Fund (SAIF) and spread the obligations for payment of Financing Corporation (FICO) bonds across all SAIF and Bank Insurance Fund (BIF) members. The Federal Deposit Insurance Corporation (FDIC) special assessment being levied amounts to 65.7 basis points on SAIF assessable deposits held as of March 31, 1995. The Bank recorded a $177,000 charge (before tax-effect) as a result of the FDIC special assessment. This legislation will eliminate the substantial disparity between the amount that BIF and SAIF member institutions had been paying for deposit insurance premiums. As of December 31, 1996, the Bank's deposits are primarily BIF-insured except for $34 million of deposits which were acquired from a SAIF-insured institution.

       Beginning on January 1, 1997, BIF members will pay a portion of the FICO payment equal to 1.29 basis points per $100 in BIF-insured deposits compared to 6.44 basis points per $100 in SAIF-insured deposits, and will pay a pro rata share (approximately 2.4 basis points per $100 in deposits) of the FICO payment on the earlier of January 1, 2000, or the date upon which the last savings association ceases to exist. The legislation also requires BIF and SAIF to be merged by January 1, 1999, provided that subsequent legislation is adopted to eliminate the savings association charter and no savings associations remain as of that time.

       The FDIC has recently lowered SAIF assessments to a range comparable to that of BIF members, although SAIF members must also make the FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis or whether the BIF and SAIF will eventually be merged.

(19)   Earnings per Common Share

       The Bank adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share" on December 31, 1997. All earnings per share data for previous periods have been restated to conform with the provisions of SFAS 128.

       The following table summarizes the computation of basic earnings and diluted earnings per common share for the years ended December 31, 1997 and 1996:

                                                  1997           1996
                                                  ----           ----
                                                 (in thousands, except
                                                    per share data)
Earnings available to common
     shareholders                          $      7,462          8,391

Weighted-average common
     shares outstanding                           8,935          8,913
Plus common stock equivalent                         98             10
                                                -------        -------
Diluted weighted-average
     shares outstanding                    $      9,033          8,923

Earnings per common share:
     Basic                                 $       0.83           0.94
     Diluted                                       0.83           0.94

                              PEOPLES BANCORP, INC.

(19)   Earnings per Common Share, cont.

       Earnings per common share for 1995 is not presented as the Bank completed its initial public offering on August 3, 1995 and such data is not deemed meaningful by management.

(20)   Recent Accounting Pronouncements

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement is effective for fiscal years beginning after December 31, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Bank has not determined the impact that this Statement will have on its reporting of operations.

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information". This statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. This Statement is not expected to change the reporting requirements of the Bank.

(21)   Parent Company Only Information


       The Mid-Tier Holding Company ("Parent Company") was formed to become the stock holding company of the Bank in the two-tier reorganization of the Bank and the Mutual Holding Company, which was completed in July 1997. In the two-tier reorganization, all of the outstanding shares of the Bank's common stock including shares held by the Mutual Holding Company and Minority Stockholders, were converted into shares of Parent Company common stock, and the Bank became the wholly-owned subsidiary of Parent Company. As of December 31, 1997, Parent Company's only material asset consisted of 100% of the outstanding shares of common stock of the Bank. The following financial statements present the financial activity of the Parent Company since its formation:


                        Condensed Statement of Condition
                                December 31, 1997
                                 (in thousands)

                            Assets
Investment in subsidiary                        $     110,038
                                                -------------

        Total assets                            $     110,038
                                                =============

             Liabilities and Stockholders' Equity
Stockholders' equity                                  110,038
                                                -------------
        Total liabilities and stock-
           holders' equity                      $     110,038
                                                =============

                              PEOPLES BANCORP, INC.

(21)   Parent Company Only Information, cont.


                          Condensed Statement of Income
                         For the period July 1, 1997 to
                                December 31, 1997
                                 (in thousands)

Operating income:
     Dividends from subsidiary                     $    569
                                                   --------
        Total operating income                          569
Operating expense                                        -
                                                   --------
                                                        569
Equity in undistributed net income
     of subsidiary                                    3,660
                                                   --------
                                                   $  4,229
                                                   ========


Condensed Statement of Cash Flows
For the period July 1, 1997 to
December 31, 1997
(in thousands)

Operating activities:
     Net income                                    $  4,229
     Adjustments:
        Equity in undistributed net
           income of subsidiary                      (3,660)
                                                   --------
     Net cash provided by operating
        activities                                      569
Financing activities - Dividends paid                  (569)
                                                   --------
Net change in cash                                        -
Cash at beginning of period                               -
                                                   --------
Cash at end of period                              $      -
                                                   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants with respect to the Bank's accounting and financial disclosures during the year ended December 31, 1997.


                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE BANK

Management of the Company

         The Boards of Directors of the Company and the Mid-Tier Holding Company are divided into three classes and are elected by the stockholders of the Mid-Tier Holding Company and the Company, respectively, for staggered three year terms, or until their successors are elected and qualified. One class of directors, consisting of directors Breithaupt, Longstreth, Stokes and Truesdell have terms of office expiring in 1998; a second class, consisting of directors Pruitt, Reinhard and Trainer have terms of office expiring in 1999; and a third class, consisting of director Sill has a term of office expiring in 2000. Their names and biographical information are set forth under "Directors of the Bank" and "Biographical Information."

         The following individuals hold positions as executive officers of the Company and the Mid-Tier Holding Company, or its subsidiary TSBF, as is set forth below opposite their names.

Name                                      Position
----                                      --------
Wendell T. Breithaupt.................    Director, President and Chief
                                          Executive Officer

Leo J. Bellarmino.....................    Executive Vice President Officer

Richard L. Gallaudet..................    Vice President

Dean H. Lippincott....................    Vice President

Robert Russo..........................    Vice President and Treasurer

Robert C. Hollenbeck..................    Vice President and Corporate Secretary

Frank Sannella, Jr....................    President and Chief Executive Officer,
                                          TSBusiness Finance

         The executive officers of the Mid-Tier Holding Company and the Company are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors.

         Since the formation of the Mid-Tier Holding Company and the Company, none of the executive officers, directors or other personnel has received remuneration from the Mid-Tier Holding Company or the Company. Information concerning the principal occupations, employment and compensation of the directors and officers of the Mid-Tier Holding Company and the Company during the past five years is set forth under "Executive Compensation."

Directors of the Bank

         The Bank's Board of Directors is composed of eight members. Directors of the Bank are generally elected to serve for a three year period or until their respective successors shall have been elected and shall qualify. The following table sets forth certain information regarding the composition of the Bank's Board of Directors as of December 31, 1997, including the terms of office of Board members.

                                                      Positions
                                                     Held in the            Director                Current Term
       Name                       Age                   Bank                Since (1)                 to Expire
       ----                       ---               ------------            ---------                 ---------
John B. Sill, Jr.                 75                  Chairman                1977                      2000
Wendell T. Breithaupt             64           Director, President and        1979                      1998
                                               Chief Executive Officer
Peter S. Longstreth               53                  Director                1992                      1998
George A. Pruitt                  51                  Director                1991                      1999
George W. Reinhard                65                  Director                1983                      1999
Charles E. Stokes, III            67                  Director                1978                      1998
Raymond E. Trainer                50                  Director                1986                      1999
Miles W. Truesdell, Jr.           54                  Director                1992                      1998


-------------------------
(1) Reflects initial appointment to the Board of Directors of the Bank's mutual predecessor.

Executive Officers of the Bank Who Are Not Directors

         The following table sets forth information regarding the executive officers of the Bank who are not also directors.

                                                                  Positions
                                                                Held in the
       Name                    Age                                  Bank
       ----                    ---                                --------
Leo J. Bellarmino              49                           Executive Vice President
Richard L. Gallaudet           53                   Vice President and Senior Lending Officer
Dean H. Lippincott             45                                Vice President
Robert Russo                   43                         Vice President and Treasurer
Robert C. Hollenbeck           52                    Vice President and Corporate Secretary
Frank Sannella, Jr.            60           President and Chief Executive Officer, TSBusiness Finance


Biographical Information

         The principal occupation during the past five years of each director and executive officer of the Bank is set forth below. All directors have held their present positions for five years unless otherwise stated.

         John B. Sill, Jr. is President of Ivins & Taylor, Inc., funeral directors located in Trenton, New Jersey.

         Wendell T. Breithaupt is President and Chief Executive Officer of the Bank and serves also as a Director. He has served as President since 1981 and as Chief Executive Officer since 1982. He has been a Director since 1979. He is a Director, Chairman of the Executive Committee, and Chairman of the Mercer County Chamber of Commerce. He e is a member of the Mercer County Economic Development Commission and serves as a trustee of the Drumthwacket e Foundation, Inc. and serves as a member of the Banking Advisory Board of the State of New Jersey. Mr. Breithaupt e serves as a director of RSI Retirement Systems, a New York corporation.

         Peter S. Longstreth is Managing Partner of Aegis Property Group, Ltd., a real estate development and project management company.

         George A. Pruitt is President of Thomas A. Edison State College.

         George W. Reinhard is President of Lester Fellows Co., Inc., an interstate trucking firm.

         Charles E. Stokes, III is the retired President of The Home Rubber Company, which manufactures mechanical rubber goods, hoses, etc.

         Raymond E. Trainer is Chairman of General Sullivan Group, which is an industrial distribution holding company. He also is a director and secretary of the TRAF Group which owns a medical collection agency.

         Miles W. Truesdell, Jr. is a Director and Partner of Truetech Controls, Inc., which operates as a specialty distributor that services the industrial market with process control instrumentation.

         Executive Officers Who Are Not Directors. Set forth below is a brief description of the background of each person who serves as an executive officer of the Bank and who is not a director of the Bank. Unless otherwise noted, all executive officers who are not directors have held their present position for five years.

         Leo J. Bellarmino is Executive Vice President, responsible for the Bank's Human Resources, Marketing, Branch Network, Project Planning, Information Services, Loan Operations, Staff Services and Corporate Finance. He joined the Bank in October of 1995 and has 27 years of banking experience. Prior to joining the Bank, Mr. Bellarmino served as Senior Vice President and Retail Franchise Manager for CoreStates New Jersey National Bank's 140 branch network. Mr. Bellarmino also serves as a Director of the non-profit Trenton Roebling Community Development Corporation.

         Richard L. Gallaudet is Vice President and Senior Lending Officer, responsible for the direct management of all the Bank's lending activities. He joined the Bank in 1990, prior to which he held a number of management positions with other banks, including three years of service (1986-1989) as President and Chief Executive Officer of Cherry Hill National Bank and thirteen years of service (1973-1986) as a Senior Vice President with MidLantic National Bank/South (formerly Heritage Bank).

         Dean H. Lippincott has been Vice President in charge of the Bank's Mortgage Department since 1988 and has served the Bank in a number of other capacities since joining it in 1970. His responsibilities include home mortgage loan originations. He participates as a member of The West Ward Community Partnership Corp.

         Robert Russo is Vice President and Treasurer, responsible for all bank operations, financial reporting, and accounting systems. He joined the Bank in 1985 as an Assistant Vice President. He has held other positions in the thrift industry since 1978.

         Robert C. Hollenbeck is Vice President and Corporate Secretary responsible for investor relations, bank t investments, budgeting and corporate regulatory matters. He joined the Bank in November 1994. He has 28 years of banking experience including 11 years as Executive Vice President and Director of New Brunswick Savings Bank and five years as Executive Vice President of Constellation Bank.

         Frank Sannella, Jr. is President and Chief Executive Officer of TSBusiness Finance Corporation, the wholly-owned subsidiary of the Bank. Mr. Sannella previously held several senior management positions including Executive Vice President and Senior Loan Officer of MidLantic Bank South and 1st National Bank of Toms River, President of t Heritage Commercial Finance Company and Executive Vice President of Meridian Commercial Finance Corporation.

ITEM 11. EXECUTIVE COMPENSATION

Directors Compensation

         Fees. During 1997, each member of the Board of Directors of the Bank, except Mr. Breithaupt, was paid a fee of $650 per Board meeting attended and $500 for attending meetings of the Executive, Examining (Audit) and Emergency Operations Committees. Directors attending Loan Committee meetings received $300 per meeting, and directors attending Benefits and Compensation Committee meetings received $250 per meeting. The Chairman of the Board received $900 per meeting of the Board of Directors and Executive Committee, and the Chairman of the Examining (Audit) Committee received $700 per meeting of the Examining (Audit) Committee. In addition, non-officer directors other than the Chairman were paid an annual retainer of $5,650, and the Chairman was paid an annual retainer of $12,650.

         1996 Option Plan. During 1996 the Bank and the Mutual Holding Company adopted the Trenton Savings Bank and Peoples Bancorp, MHC 1996 Stock Option Plan (the "1996 Option Plan"), which was approved by the Bank's stockholders. Under the 1996 Option Plan, during 1996 Directors Sill, Stokes, Reinhard, Trainer, Pruitt, Longstreth and Truesdell each received options to purchase 12,000 shares of Bank Common Stock with an exercise price of $13.50 per share (i.e., the fair market value of the Bank Common Stock on the date the option was granted), of which 4,800 options for each Director vested during 1997, 4,800 options are scheduled to vest upon consummation of the Conversion, and remaining options are scheduled to vest one year after the consummation of the Conversion. During 1997, each such Director received additional options to purchase 3,500 shares of Bank Common Stock with an exercise price of $21.00 per share (i.e., the fair market value of the stock on the date of grant), of which 1,400 options for each director vested in January 1998, 1,400 are scheduled to vest upon consummation of the Conversion, and remaining options are scheduled to vest one year after the consummation of the Conversion. The awards become fully vested upon a director's disability, death, retirement or following termination of service in connection with a change in control of the Bank or the Mutual Holding Company. All options granted under the 1996 Option Plan expire upon the earlier of ten years following the date of grant or, generally, nine years following the date the optionee ceases to be a director.

         1996 Recognition Plan. During 1996 the Bank adopted the Trenton Savings Bank and Peoples Bancorp, MHC 1996 Recognition and Retention Plan (the "1996 Recognition Plan"), which was approved by the Bank's stockholders. During 1996, 9,364 shares of Bank Common Stock were awarded under the 1996 Recognition Plan to Directors Sill, Stokes, Reinhard and Trainer, 7,491 shares were awarded to Director Pruitt, and 7,257 shares were awarded to Directors Longstreth and Truesdell. Such participants vested in 3,746, 2,996, and 2,903 of such shares, respectively, during 1997, are scheduled to vest in a like amount upon consummation of the Conversion, and are scheduled to vest in the remaining shares one year after the consummation of the Conversion. Awards become fully vested upon a director's disability, death, retirement or following termination of service in connection with a change in control of the Bank or the Mutual Holding Company. Unvested shares of restricted stock are forfeited by a non-employee director upon failure to seek reelection, failure to be reelected, or resignation from the Board. Prior to vesting, recipients of awards under the 1996 Recognition Plan receive dividends and may direct the voting of the shares of restricted stock allocated to them.

                             Executive Compensation

         Summary Compensation Table. The following table sets forth for the years ended December 31, 1997, 1996 and 1995, certain information as to the total remuneration paid by the Bank to the Chief Executive Officer and executive officers whose salary and bonuses exceeded $100,000 in 1997 ("Named Executive Officers").

                                                                                    Long-Term Compensation
                                                                             ---------------------------------
                                             Annual Compensation                      Awards
                                         ----------------------------------  ------------------------
                                 Year                             Other      Restricted      Shares                   All
Name and                        Ended                           Annual Com-    Stock       Underlying   LTIP         Other
Principal Position (1)         Dec. 31,  Salary (2)  Bonus (3) pensation (4)  Awards (5)   Options (6) Payouts  Compensation (7)
---------------------          --------  ----------  --------- ------------- -----------   ----------- -------  ----------------
Wendell T. Breithaupt            1997    $196,796    $50,000       --            --           25,000      --        $80,712
    President and Chief          1996     187,425     50,000       --      $560,426           78,000      --         80,712
    Executive Officer            1995     178,500     50,000       --            --               --      --         80,231

Leo J. Bellarmino......          1997    $140,000    $10,273       --            --           10,000      --        $ 8,151
    Executive Vice               1996     140,000     10,000       --            --           34,000      --          1,713
    President                    1995      25,846         --       --            --               --      --             --

Frank Sannella, Jr.....          1997    $120,000         --       --            --               --      --         $3,333
    President and Chief          1996      47,077         --       --            --               --      --             99
    Executive Officer of TSBF


------------------------------------
(1) No other executive officer received salary and bonuses that in the aggregate exceeded $100,000.
(2) Includes amounts deferred at the election of the named executive officer pursuant to the Bank's 401(k) Plan.
(3) Includes amounts earned during the year and awarded pursuant to the Bank's Profit Sharing Plan. Payments pursuant to the Profit Sharing Plan are reflected in the year earned, rather than the year in which the payment is received.
(4) The Bank provides certain members of senior management with the use of an automobile and other personal benefits which have not been included in the table. The aggregate amount of such other benefits did not exceed the lesser of $50,000 or 10% of each Named Executive Officer's cash compensation.
(5) Includes awards of 41,513 shares of restricted stock to Mr. Breithaupt, 16,605 shares of which vested during the year ended December 31, 1997, 16,605 shares of which are scheduled to vest upon consummation of the Conversion, and 8,303 shares of which are scheduled to vest one year after consummation of the Conversion. The value of the awards is based on the last sale price of the Bank Common Stock on the date of the award. Dividends are paid to the holder of the restricted stock. As of December 31, 1997, the fair market value of the shares of restricted stock held by Mr. Breithaupt was $1.1 million.
(6) Of such options awarded to Mr. Breithaupt and Bellarmino during 1996, 31,200 and 13,600 options, respectively, vested during the year ended f December 31, 1997, an equal amount are scheduled to vest upon consummation of the Conversion, and 15,600 and 6,800 options, respectively, are scheduled to vest one year after consummation of the Conversion. Of such options awarded to Messrs. Breithaupt and Bellermino during 1997, 10,000 and 4,000 options, respectively, vested in January 1998, 10,000 and 4,000 options, respectively, are scheduled to vest upon consummation of the Conversion, and 5,000 and 2,000 options, respectively, are scheduled to vest one year after consummation of the Conversion.
(7) Includes the Bank's contribution to the 401(k) Plan and the Bank's Supplemental Executive Retirement Plan, and insurance premiums paid by the Bank on behalf of Named Executive Officers.

Benefit Plans

         1996 Stock Option Plan. The Bank's 1996 Option Plan is available to directors and officers and other employees of the Bank and its affiliates. The plan is administered by a committee of outside directors. The plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 (the "Code"), "non-statutory options," which do not qualify as incentive stock options, and certain "Limited Rights," exercisable only upon a "change in control" as defined in the Plan. The following table sets forth certain information regarding awards under the 1996 Option Plan and information regarding the shares acquired and the value realized during 1997 by Named Executive Officers upon exercise of options and the number of shares of Mid-Tier Common Stock underlying options and the value of options held by Named Executive Officers at December 31, 1997.


                              OPTION GRANTS IN 1997

                                                                                                 Potential Realizable Value
                                                                                                  at Assumed Annual Rates
                                       Individual Grants                                         of Stock Price Appreciation
                                                                                                       for Option Term
------------------------------------------------------------------------------------------------------------------------------------
                               Number of        Percent of Total
                               Securities      Options Granted to
                               Underlying       Employees in FY     Exercise or    Expiration
        Name                    Options               1997          Base Price        Date                5%            10%
------------------------------------------------------------------------------------------------------------------------------------
Wendell T. Breithaupt            25,000              47.2%            $21.00       August 2006        $289,000       $713,000

Leo J. Bellarmino                10,000              18.9%            $21.00       August 2006        $116,000       $285,000




                     AGGREGATED OPTION EXERCISES IN 1997 AND
                          FISCAL YEAR-END OPTION VALUES


                                                                      Number of Securities
                                  Shares              Value          Underlying Unexercised     Value of Unexercised In-
           Name                  Acquired           Realized               Options at             The-Money Options at
                               Upon Exercise                            Fiscal Year-End           Fiscal Year-End (1)
                                                                   ------------------------------------------------------
                                                                   Exercisable/Unexercisable   Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------------------------
Wendell T. Breithaupt              7,407            $108,327                    23,793/71,800     $755,428/$2,092,150

Leo J. Bellarmino                  2,056             $38,454                    11,544/30,400      $366,522/$737,200


(1) Equals the difference between the aggregate exercise price of such options and the aggregate fair market value of the shares of Mid-Tier Common Stock that would be received upon exercise, assuming such exercise occurred on December 31, 1997, on which date the last sale of the Bank Common Stock was at a price of $45.25.


         Employment Memoranda. Mr. Breithaupt is a party to a memorandum relating to compensation authorized by the Board of Directors and executed by the then members of the Compensation Committee and Mr. Breithaupt dated August 27, 1994. The memorandum provides for employment by Mr. Breithaupt at the Bank through December 31, 1999, with compensation continued through that date. Pursuant to that memorandum, provided performance is satisfactory, Mr. Breithaupt is guaranteed a base salary of at least $170,000 per annum during this period plus an annual payment, intended to be invested by him to supplement his retirement income, of $70,000 per annum payable prior to each January 30 following the completion of each year of service or, at his option, in monthly installments. In addition, the memorandum also contemplates eligibility for an annual bonus of up to $50,000 depending on obtaining strategic and operational goals. Bonuses, if earned and awarded, are to be paid no later than ninety days following conclusion of each fiscal year during this period. See "--Employment Agreements."

         Retirement Plan. The Bank maintains a defined benefit pension plan ("Retirement Plan") for all employees who have attained the age of 21 and have completed one year of service with the Bank. In general, the Retirement Plan provides for annual benefits payable monthly upon retirement at age 65 in an amount equal to 1.65% of the "Average Compensation" of the employee (which is equal to the average of the total compensation paid to him or her during the 60 consecutive calendar months within the final 120 consecutive calendar months of service affording the highest average), for each year of service, plus, if applicable, 0.65% of Average Compensation in excess of an employee's average social security taxable wage base for each year of the 35 year period ending with the employee's social security retirement age, multiplied by his or her years of service, not in excess of 25 years.

         Under the Retirement Plan, an employee's benefits are unvested prior to the completion of five years of service and are fully vested after five years of service. A year of service is any year in which an employee works a minimum of 1,000 hours. The Retirement Plan provides for an early retirement option with reduced benefits for participants who are age 55 and who have 15 years of service. The Bank's contribution for the Retirement Plan for 1996 was $188,285, 1995 was $168,308, and for 1994 was $115,000.

         The following table illustrates annual pension benefits for retirement at age 65 under various levels of compensation and years of service. The figures in the table assume that the Retirement Plan continues in its present form, that the participants retire at age 65 and that the participants elect a straight life annuity form of benefit.

      Five Year
       Average       10 Years of    15 Years of     20 Years of     25 Years of
    Compensation       Service        Service         Service         Service
    ------------     -----------    -----------     -----------     -----------
      $  40,000       $   7,295     $  10,942        $  14,590      $  18,238
         50,000           9,595        14,392           19,190         23,988
         60,000          11,895        17,842           23,790         29,738
         70,000          14,195        21,292           28,390         35,488
         80,000          16,495        24,742           32,990         41,238
         90,000          18,795        28,192           37,590         46,988
        100,000          21,095        31,642           42,190         52,738
        110,000          23,395        35,092           46,790         58,488
        120,000          25,695        38,542           51,390         64,238
        130,000          27,995        41,992           55,990         69,988
        140,000          30,295        45,442           60,590         75,738
        150,000          32,595        48,892           65,190         81,488
        160,000          34,895        52,342           69,780         87,238


         The maximum annual compensation which may be taken into account under the Code (as adjusted from time to time by the IRS) for calculating contributions under qualified defined benefit plans is currently $160,000, and the maximum annual benefit permitted under such plan is currently $125,000. At September 30, 1997, Mr. Breithaupt had 18 years of service under the Retirement Plan, and his five-year average compensation was $160,000 (as limited by the tax law requirements).

         Employee Stock Ownership Plan and Trust. The Bank has established an Employee Stock Ownership Plan and related trust ("ESOP") for eligible employees in connection with the Offering. Messrs. Breithaupt and Bellarmino, and three other employees of the Bank's subsidiaries will not participate in the ESOP. The ESOP is a tax-qualified plan subject to the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") and the Code. Employees with a 12-month period of employment with the Bank during which they worked at least 1,000 hours and who have attained age 21 are eligible to participate. As part of the Offering, the ESOP plans to borrow funds from the Company and use the funds to purchase up to 4% of the Common Stock to be sold in the Offering. Collateral for the loan will be the Common Stock purchased by the ESOP. The loan will be repaid principally from the Bank's contributions to the ESOP over a period of at least twelve years. The interest rate for the loan will be the prime rate. Shares purchased by the ESOP will be held in a suspense account for allocation among participants as the loan is repaid.

         Contributions to the ESOP and shares released from the suspense account in an amount proportionate to the repayment of the ESOP loan will be allocated among participants on the basis of compensation in the year of allocation, up to an annual adjusted maximum level of compensation. Benefits generally become 100% vested after five years of credited service or upon death, retirement, early retirement, disability or in the event of a change in control of the Bank or the Company. A participant will vest in 20% of his or her account balance after one year of credited service and will vest in an additional 20% for each subsequent year of credited service until a participant is 100% vested after five years. Participants will receive credit under the ESOP for service with the Bank prior to adoption of the ESOP. A participant who terminates employment before becoming fully vested will forfeit the nonvested portion of their account balance. Forfeitures will be reallocated among remaining participating employees in the same proportion as contributions. The Bank's contributions to the ESOP are discretionary, subject to the loan terms and tax law limits and, therefore, benefits payable under the ESOP cannot be estimated.

         In connection with the establishment of the ESOP, a committee will be selected by the Bank to administer the ESOP (the "ESOP Committee"). The Bank will appoint Manchester Trust as trustee of the ESOP. The ESOP trustee will vote all allocated shares held in the ESOP in accordance with the instructions of the participating employees, and unallocated shares and shares held in the suspense account in a manner calculated to most accurately reflect the instructions the ESOP trustee has received from participants regarding the allocated stock, subject to and in accordance with the fiduciary duties under ERISA owed by the ESOP trustee to the ESOP participants. Under ERISA, the Secretary of Labor is authorized to bring an action against the ESOP trustee for the failure of the ESOP trustee to comply with its fiduciary responsibilities. Such a suit could seek to enjoin the ESOP trustee from violating its fiduciary responsibilities and could result in the imposition of civil penalties or criminal penalties if the breach is found to be willful.

         1998 Stock Option Plan. At a meeting of the Company's shareholders to be held at least six months after the completion of the Offering, the Board of Directors intends to submit for shareholder approval the 1998 Stock Option Plan for directors and officers of the Bank and of the Company. If approved by the shareholders, Common Stock in an aggregate amount equal to 10% of the shares sold in the Offering would be reserved for issuance by the Company upon the exercise of the stock options granted under the 1998 Stock Option Plan. No options would be granted under the 1998 Stock Option Plan until shareholder approval is received.

         If the 1998 Stock Option Plan is adopted within 12 months following the Offering, the exercise price of the options granted under the 1998 Stock Option Plan will be equal to the fair market value of the shares on the date of grant of the stock options, and options will become exercisable at a rate of 20% at the end of each twelve months of service with the Bank after the date of grant, subject to early vesting in the event of death or disability. Options granted under the 1998 Stock Option Plan would be adjusted for capital changes such as stock splits and stock dividends. Notwithstanding the foregoing, awards will be 100% vested upon termination of employment due to death or disability, and if the 1998 Stock Option Plan is adopted more than 12 months after the Offering, awards would be 100% vested upon normal retirement or a change in control of the Bank or the Company. Under OTS rules, if the 1998 Stock Option Plan is adopted within the first 12 months after the Offering, no individual officer can receive more than 25%
of the awards under the plan, no non-employee director can receive more than 5% of the awards under the plan, and all outside non-employee directors as a group can receive no more than 30% of the awards under the plan in the aggregate.

         The 1998 Stock Option Plan would be administered by a Committee of non-employee members of the Company's Board of Directors. Options granted under the 1998 Stock Option Plan to employees may be "incentive" stock options designed to result in a beneficial tax treatment to the employee but no tax deduction to the Company. Non-qualified stock options may also be granted under the 1998 Stock Option Plan, and will be granted to the non- employee directors who receive grants of stock options. In the event an option recipient terminated his employment or service as an employee or director, the options would terminate during certain specified periods.

         1998 Recognition Plan. At a meeting of the Company's shareholders to be held at least six months after the completion of the Offering, the Board of Directors also intends to submit a Recognition and Retention Plan (the "1998 Recognition Plan") for shareholder approval. The 1998 Recognition Plan will provide the Bank's directors and officers an ownership interest in the Company in a manner designed to encourage them to continue his or her service with the Bank. The Bank will contribute funds to the 1998 Recognition Plan from time to time to enable it to acquire an aggregate amount of Common Stock equal to up to 4% of the shares of Common Stock sold in the Offering, either directly from the Company or in open market purchases. In the event that additional authorized but unissued shares would be acquired by the 1998 Recognition Plan after the Offering, the voting interests of existing shareholders would be diluted. The executive officers and directors will be awarded Common Stock under the 1998 Recognition Plan without having to pay cash for the shares. No awards under the 1998 Recognition Plan would be made until the 1998 Recognition Plan is approved by the Company's shareholders.

         Awards under the 1998 Recognition Plan would be nontransferable and nonassignable, and during the lifetime of the recipient could only be earned by him. If the 1998 Recognition Plan is adopted within 12 months following the Offering, the shares which are subject to an award would vest at a rate of 20% of the shares awarded at the end of each full 12 months of service with the Bank after the date of grant of the award. Awards would be adjusted for capital changes such as stock dividends and stock splits. Notwithstanding the foregoing, awards would be 100% vested upon termination of employment or service due to death or disability, and if the 1998 Recognition Plan is adopted more than 12 months after the Offering, awards would be 100% vested upon normal retirement or a change in control of the Bank or the Company. If employment or service were to terminate for other reasons, the award recipient would forfeit any nonvested award. If employment or service is terminated for cause (as would be defined in the 1998 Recognition Plan), shares not already delivered under the 1998 Recognition Plan would be forfeited. Under OTS rules, if the 1998 Recognition Plan is adopted within the first 12 months after the Offering, no individual officer can receive more than 25% of the awards under the plan, no non-employee director can receive more than 5% of the awards under the plan, and all non-employee directors as a group can receive no more than 30% of the awards under the plan in the aggregate.

         When shares become vested under the 1998 Recognition Plan, the participant will recognize income equal to the fair market value of the Common Stock earned, determined as of the date of vesting, unless the recipient makes an election under ss. 83(b) of the Code to be taxed earlier. The amount of income recognized by the participant would be a deductible expense for tax purposes for the Company. If the 1998 Recognition Plan is adopted within one year following the Offering, dividends and other earnings will accrue and be payable to the award recipient when the shares vest. If the 1998 Recognition Plan is adopted within one year following the Offering, shares not yet vested under the 1998 Recognition Plan will be voted by the trustee of the 1998 Recognition Plan, taking into account the best interests of the recipients of the 1998 Recognition Plan awards. If the 1998 Recognition Plan is adopted more than one year following the Offering, dividends declared on unvested shares will be distributed to the participant when paid, and the participant will be entitled to vote the unvested shares.

         Employment Agreements. Upon completion of the Offering, it is anticipated that the Bank will enter into an employment agreement with Mr. Bellarmino (the "Executive"). The agreement will have a term of 36 months. On each anniversary date, the agreement may be extended for an additional twelve months, so that the remaining term shall be 36 months. If the agreement is not renewed, the agreement will expire 24 months following the anniversary date. Under the agreement, the current base salary for Mr. Bellarmino will be $140,000 (the "Base Salary"). The Base Salary may be increased but not decreased. In addition to the Base Salary, the agreement provides for, among other things, participation in retirement plans and other employee and fringe benefits applicable to executive personnel. The agreement permits the Executive to be terminated for cause at any time. In the event the Bank terminates the Executive's employment for reasons other than for cause, or in the event of the Executive's resignation from the Bank upon (i) failure to re-elect the executive to his current offices, (ii) a material change in the Executive's functions, duties or responsibilities, or relocation of his principal place of employment by more than 30 miles, (iii) liquidation or dissolution of the Bank, (iv) a breach of the agreement by the Bank, or (v) following a change in control of the Bank or the Company, the Executive, or in the event of death, his beneficiary, would be entitled to severance pay in an amount equal to three times (or, in the event of a change in control, 2.99 times) the average of the five preceding years Base Salary, including bonuses and any other taxable compensation and the amount of any contributions made to any employee benefit plan. The Bank would also continue the Executive's life, health, dental and disability coverage for 36 months from the date of termination. In the event the payments to the executive would include an "excess parachute payment" as defined by Code Section 280G (relating to payments made in connection with a change in control), the payments would be reduced by that amount necessary in order to avoid having an excess parachute payment.

         Upon the Executive's retirement, he will be entitled to all benefits available to him under any retirement or other benefit plan maintained by the Bank. In the event of the Executive's disability for a period of six months, the Bank may terminate the agreement provided that the Bank will be obligated to pay him his Base Salary, including bonuses and other cash compensation paid to the Executive during such period, for the remaining term of the agreement or one year, whichever is longer, reduced by any benefits paid to the executive pursuant to any disability insurance policy or similar arrangement maintained by the Bank. In the event of the Executive's death, the Bank will pay his Base Salary to his named beneficiaries for one year following his death, and will also continue medical, dental, and other benefits to his family for one year. The employment agreement provides that, following his termination of employment for reasons unrelated to a change in control, the Executive will not compete with the Bank for a period of one year.

         Severance Agreements. Upon completion of the Offering, it is anticipated that the Bank will enter into Severance Agreements (the "Severance Agreements") with certain executives of the Bank which would provide certain benefits in the event of a change in control of the Bank or the Company. The Severance Agreements would provide for up to an 18 month term. Commencing on each anniversary date, the Board of Directors may extend any Severance Agreement for an additional 18 months. The Severance Agreements would enable the Bank to offer to designated officers certain protections against termination without cause in the event of a change in control. These protections against termination without cause in the event of a change in control are frequently offered by other financial institutions, and the Bank may be at a competitive disadvantage in attracting and retaining key employees if it does not offer similar protections. Although the Severance Agreements may have the effect of making a takeover more expensive to an acquiror, the Bank believes that the benefits of enhancing the Bank's ability to attract and retain qualified management persons by offering the Severance Agreements outweigh any disadvantage of such agreements.

         Following a change in control of the Company or the Bank, an officer would be entitled to a payment under the Severance Agreement if the officer voluntarily or involuntarily terminates employment during the term of such agreement, other than for cause, as defined. In the event that an officer who is a party to a Severance Agreement is entitled to receive payments pursuant to the Severance Agreement, he would receive a cash payment up to a maximum of 1.5 times the average of the preceding year's annual base salary and bonuses. In addition to the severance payment, each covered officer would be entitled to receive life, health, dental and disability coverage for a period of up to 12 months from the date of termination. Notwithstanding any provision to the contrary in the Severance Agreement, payments under the Severance Agreements are limited so that they will not constitute an excess parachute payment under
Section 280G of the Internal Revenue Code.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table includes, as of December 31, 1997, certain information as to the Mid-Tier Common Stock beneficially owned by (i) the only persons or entities, including any "group" as that term issued in Section 13(d)(3) of the Exchange Act, who or which was known to the Mid-Tier Holding Company to be the beneficial owner of more than 5% of the issued and outstanding Mid-Tier Common Stock, (ii) the directors of the Mid-Tier Holding Company and the Bank, (iii) certain executive officers of the Mid-Tier Holding Company and the Bank, and (iv) all directors and executive officers of the Bank as a group.


  Name of Beneficial                                      Amount and Nature           Percent of
    Owner or Number                                    of Beneficial Ownership         Mid-Tier
  of Persons in Group                                      (1)(2)(3)(4)(5)           Common Stock
----------------------                                 -----------------------       ------------
Peoples Bancorp, MHC...............................         5,796,000                    64.1%
 134 Franklin Corner Road
 Trenton, New Jersey
John B. Sill, Jr...................................            23,064                       *
Wendell T. Breithaupt..............................            82,389                       *
Peter S. Longstreth................................            36,457                       *
George A. Pruitt...................................            13,947                       *
George W. Reinhard.................................           122,264                     1.3
Charles E. Stokes, III.............................            19,564                       *
Raymond E. Trainer.................................            46,170                       *
Miles W. Truesdell, Jr.............................            33,457                       *
Leo J. Bellarmino..................................            15,870                       *
Richard L. Gallaudet...............................            15,546                       *
Dean H. Lippincott.................................            16,569                       *
Robert Russo.......................................             9,494                       *
Robert C. Hollenbeck...............................            11,732                       *
Frank Sannella, Jr.................................                75                       *
                                                           ----------                   -----
All directors and executive officers
 as a group (13 persons)...........................           446,598                     4.7%
                                                            =========                   =====

----------------------------
* Less than 1%
(1) Based upon filings made pursuant to the Exchange Act and information furnished by the respective individuals. In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as to which beneficial ownership is being determined. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(2) The executive officers and directors of the Bank and the Mid-Tier Holding Company are also executive officers and directors of Peoples Bancorp, MHC.
(3) Under applicable regulations, a person is deemed to have beneficial ownership of any shares of Mid-Tier Common Stock which may be acquired within 60 days of the date as of which beneficial ownership is being determined pursuant to the exercise of outstanding stock options. Shares of Mid-Tier Common Stock which are subject to stock options are deemed to be outstanding for the purpose of computing the percentage of outstanding Mid-Tier Common Stock owned by such person or group but not deemed outstanding for the purpose of computing the percentage of Mid-Tier Common Stock owned by any other person or group.
(4) Includes the following amounts of unvested shares of restricted stock awarded under the 1996 Recognition Plan which may be voted by the recipient pending vesting and distribution: Mr. Sill 5,618 shares; Mr. Breithaupt 24,907 shares; Mr. Longstreth 4,353 shares; Mr. Pruitt 4,494 shares; Mr. Reinhard 5,618 shares; Mr. Stokes 5,618 shares; Mr. Trainer 5,618 shares; Mr. Truesdell 4,353 shares; Mr. Gallaudet 2,931 shares; Mr. Lippincott 3,019 shares; Mr. Russo 2,664 shares; and Mr. Hollenbeck 2,399 shares. Includes the following number of shares of Mid-Tier Common Stock underlying options that are exercisable within 60 days of the date of which beneficial ownership is being determined: Mr. Sill 6,200 shares; Mr. Breithaupt 33,293 shares; Mr. Longstreth 6,200 shares; Mr. Pruitt 6,200 shares; Mr. Reinhard 6,200 shares; Mr. Stokes 6,200 shares; Mr. Trainer 6,200 shares; Mr. Truesdell 6,200 shares; Mr. Bellarmino 13,544 shares; Mr. Gallaudet 4,400 shares; Mr. Russo 3,600 shares; Mr. Lippincott 400 shares; and Mr. Hollenbeck 1,200 shares.


ITEM 13. CERTAIN TRANSACTIONS

         All loans made by the Bank to the Bank's directors, executive officers, and members of such persons' families were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable factors. All such loans comply with federal regulations relating to loans to such persons.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)   Financial Statements

         o  Independent Auditors' Report

         o  Consolidated Statements of Condition (as of December 31, 1997 and
            1996)

         o Consolidated Statements of Income (for the years ended December 31, 1997, 1996 and 1995)

         o Consolidated Statements of Stockholders' Equity (for the years ended December 31, 1997, 1996 and 1995)

         o Consolidated Statements of Cash Flows (for the years ended December 31, 1997, 1996 and 1995)

         o Notes to Consolidated Financial Statements (for the years ended December 31, 1997, 1996 and 1995)

(a)(2)   Financial Statement Schedules

         No financial statement schedules are filed because the required information is not applicable or is included in the financial statements or related notes.

(a)(3)   Exhibits

         2     Plan of Conversion and Reorganization*

         3.1   Certificate of Incorporation of the Mid-Tier Holding Company*

         3.2   Bylaws of the Mid-Tier Holding Company*

         4     Form of Common Stock Certificate of the Mid-Tier Holding Company*

         10.1 Amended Employment Agreement between Trenton Savings Bank FSB and Wendell T. Breithaupt**

         10.2  Supplemental Executive Retirement Plan**

         10.3 Trenton Savings Bank FSB and Peoples Bancorp, MHC 1996 Stock Option Plan**

         10.4 Trenton Savings Bank FSB and Peoples Bancorp, MHC 1996 Recognition and Retention Plan**

         10.5  Form of Employment Agreement*

         10.6  Form of Severance Agreement*

         10.7  Employee Stock Ownership Plan*


         21    Subsidiaries of the Registrant

         23    Consent of KPMG Peat Marwick LLP

         24    Power of Attorney (set forth on Signature Page)

         27    EDGAR Financial Data Schedule

(b)      Reports on Form 8-K:

---------------------
 * Filed as exhibits to the Registration Statement on Form S-1 under the Securities and Exchange Act of 1933 of Peoples Bancorp, Inc., filed with the Securities and Exchange Commission on December 22, 1997 and amended February 5, 1998 (Registration No. 333-42889). All such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K. ** Filed as exhibits to the Registration Statement on Form S-4 under the Securities and Exchange Act of 1933 of Peoples Bancorp, Inc., filed with the Securities and Exchange Commission on March 10, 1997 and amended April 17, 1997 (Registration No. 333-23029). All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PEOPLES BANCORP, INC.



Date: March 23, 1998                   By: /s/ Wendell T. Breithaupt
                                           -------------------------
                                           Wendell T. Breithaupt
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Robert Russo                           By: /s/ John B. Sill, Jr.
    -----------------------------------            -----------------------------
    Robert Russo, Vice President                   John B. Sill, Jr., Chairman
    and Treasurer (Principal Financial
    and Accounting Officer)

Date:  March 23, 1998                              Date: March 23, 1998


By: /s/ Miles W. Truesdell, Jr.                By: /s/ Peter S. Longstreth
    -----------------------------------            -----------------------------
    Miles W. Truesdell, Jr., Director              Peter S. Longstreth, Director

Date:  March 23, 1998                              Date: March 23, 1998


By: /s/ George A. Pruitt                       By: /s/ George W. Reinhard
    -----------------------------------            -----------------------------
    George A. Pruitt, Director                     George W. Reinhard, Director

Date:  March 23, 1998                              Date: March 23, 1998


By: /s/ Charles E. Stokes                      By: /s/ Raymond E. Trainer
    -----------------------------------            -----------------------------
    Charles E. Stokes, Director                    Raymond E. Trainer, Director

Date:  March 23, 1998                              Date: March 23, 1998

                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT



TSBusiness Finance Corporation
Manchester Trust Bank

                                   EXHIBIT 23

                        CONSENT OF KPMG PEAT MARWICK LLP

                          INDEPENDENT AUDITORS' CONSENT

The Board of Directors
Peoples Bancorp, Inc.

We consent to incorporation by reference in the registration statement no. 333-29971 on Form S-8 of Peoples Bancorp, Inc. of our report dated February 6, 1998, relating to the consolidated statements of condition of Peoples Bancorp, Inc. and subsidiaries as of December 31, 1997, and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, which report appears in the December 31, 1997 Form 10-K of Peoples Bancorp, Inc.



                                                       /s/ KPMG Peat Marwick LLP



Short Hills, New Jersey
March 30, 1998