Form 10-Q
period 1998-03-31
PEOPLES BANCORP INC /DE/
filed 1998-05-15
CIK 1035239

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ________________

                         Commission File Number 0-22641

                              PEOPLES BANCORP, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                                 *
-------------------------------                         ------------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                         Identification Number)


            134 Franklin Corner Road, Lawrenceville, New Jersey 08648
            ---------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:            609-844-3100

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]       No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of April 8, 1998 there were 36,236,500 shares of the company's common stock.

*  In application process.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                       PEOPLES BANCORP, INC.


Date:    May __________, 1998          By: _____________________________________
                                           Wendell T. Breithaupt
                                           President and Chief Executive Officer


Date:    May __________, 1998          By: _____________________________________
                                           Robert Russo
                                           Vice President and Treasurer
                                           [Principal Financial and Accounting
                                            Officer]

                              PEOPLES BANCORP, INC.

                                      INDEX

                                                                         Page
                                                                         ----
PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

 Consolidated Statements of Condition as of
   March 31, 1998 and December 31, 1997.....................................4

 Consolidated Statements of Income for the three
   months ended March 31, 1998 and 1997.....................................5

 Consolidated Statements of Stockholders' Equity for the
   three months ended March 31, 1998 and 1997...............................6

 Consolidated Statements of Cash Flows for the three months ended
   March 31, 1998 and 1997..................................................7

 Notes to the Consolidated Financial Statements............................8-9

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................10-14

PART II. OTHER INFORMATION..................................................14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              PEOPLES BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                            (In Thousands of Dollars)

                                                                      March 31,    December 31,
                     ASSETS                                             1998           1997
                     ------                                             ----           ----
                                                                          (unaudited)
Cash and due from banks ..........................................   $  10,970    $   9,596
Federal funds sold ...............................................     245,400        5,950
                                                                     ---------    ---------
 Total cash and cash equivalents .................................     256,370       15,546
                                                                     ---------    ---------
Securities available for sale ....................................     142,119      137,338
Securities held to maturity ......................................      47,679       60,955
Federal Home Loan Bank stock, at cost ............................       3,386        3,386
Loans, net .......................................................     412,745      396,448
Bank premises and equipment, net .................................       6,777        6,747
Accrued interest receivable ......................................       4,903        4,975
Prepaid expenses .................................................       1,039        1,105
Intangible assets ................................................      10,420       10,604
Other assets .....................................................       3,434        3,315
                                                                     ---------    ---------
    Total assets .................................................   $ 888,872    $ 640,419
                                                                     =========    =========


         LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits .........................................................   $ 510,446    $ 493,400
Borrowed funds ...................................................      30,000       30,000
Accrued expenses and other liabilities ...........................       7,334        6,981
Stock subscription payable .......................................     229,052            0
                                                                     ---------    ---------
    Total liabilities ............................................     776,832      530,381
                                                                     ---------    ---------
Stockholders' Equity
    Common Stock, par value $0.10 ................................         905          905
      authorized 20,000,000 shares, issued & outstanding 9,046,444 shares as of March 31, 1998 and December 31, 1997
    Additional paid in capital ...................................      30,502       30,502
  Unearned Management Recognition Plan shares ....................        (337)        (673)
  Retained earnings - substantially restricted ...................      80,288       78,870
  Accumulated other comprehensive income, net of tax .............         682          434
                                                                     ---------    ---------
    Total stockholders' equity ...................................     112,040      110,038
                                                                     ---------    ---------
    Total liabilities and stockholders' equity ...................   $ 888,872    $ 640,419
                                                                     =========    =========


          See accompanying Notes to Consolidated Financial Statements.

                              PEOPLES BANCORP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                            [In Thousands of Dollars]

                                                              Three Months
                                                              Ended March 31
                                                          ----------------------
                                                            1998           1997
                                                            ----           ----
                                                               [unaudited]
Interest and dividend income:
    Interest and fees on loans .....................       $ 7,793       $ 7,278
    Interest on securities .........................         3,258         3,231
    Interest on Federal funds sold .................           263           137
                                                           -------       -------
     Total interest income .........................        11,314        10,646
                                                           -------       -------
Interest expense ...................................         5,538         5,328
                                                           -------       -------
     Net interest income ...........................         5,776         5,318
Provision for loan losses ..........................           186            10
                                                           -------       -------
     Net interest income after provision
       for loan losses .............................         5,590         5,308
                                                           -------       -------
Other income:
    Service fees on deposit accounts ...............           196           247
    Fees and other income ..........................           796           182
    Net gain on sale of securities .................             0           334
                                                           -------       -------
    Total other income .............................           992           763
                                                           -------       -------
Operating expense:
    Salaries and employee benefits .................         2,269         1,657
    Net occupancy expense ..........................           386           381
    Equipment expense ..............................            33            31
    FDIC insurance premium .........................            18             0
    Amortization of intangible assets ..............           221           187
    Data processing fees ...........................           148           132
    Other operating expense ........................           729           631
                                                           -------       -------
    Total operating expense ........................         3,804         3,019
                                                           -------       -------
    Income before income taxes .....................         2,778         3,052
Income taxes .......................................         1,075         1,099
                                                           -------       -------
    Net income .....................................       $ 1,703       $ 1,953
                                                           =======       =======
Earnings per common share:
    Basic ..........................................       $  0.19       $  0.22
    Diluted ........................................       $  0.19       $  0.22

                              PEOPLES BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            For the Three Months Period ended March 31, 1998 and 1997

                        (In Thousands, except share data)
                                   (unaudited)


                                                                                                    Unearned
                                         Number                                      Accumulated     Management
                                           of              Additional                  Other        Recognition          Total
                                         Common    Common   paid-in     Retained     Comprehensive      Plan         Stockholders'
                                         Shares     stock   capital     Earnings        Income         Shares            equity
                                         ------    ------   -------     -------        ------          ------            ------
Balance at December 31, 1996 .........  9,037,160     904   $30,357     $72,545        $1,089         ($1,543)         $103,352

Net income for the three
 months ended March 31, 1997 .........                                   1,953                                          $1,953

Other comprehensive income, net of tax                                                  (778)                            ($778)

Dividends paid ($0.0875 per share) ...                                    (282)                                         (282)

Amortization of unearned Management
  Recognition Plan shares ............                                                                  84                84
                                        ---------     ---    ------     ------         ---          ------           -------
Balance at March 31, 1997 ............  9,037,160     904    30,357     74,216         311          (1,459)          104,329
                                        =========     ===    ======     ======         ===          ======           =======

Balance at December 31, 1997 .........  9,046,444     905    30,502     78,870         434            (673)          110,038

Net income for the three months
  ended March 31, 1998 ...............                                   1,703                                         1,703

Other comprehensive income, net of tax                                                 248                               248

Dividends paid ($0.0875 per share) ...                                    (285)                                         (285)

Amortization of unearned Management
  Recognition Plan shares ............                                                                 336                336
                                        ---------    ----   -------    -------        ----           -----           --------
Balance at March 31, 1998 ............  9,046,444    $905   $30,502    $80,288        $682           ($337)          $112,040
                                        =========    ====   =======    =======        ====           =====           ========


          See accompanying Notes to Consolidated Financial Statements.

                              PEOPLES BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            1998          1997
                                                            ----          ----
Cash flows from operating activities:
  Net income .........................................   $   1,703    $   1,953
  Adjustments to reconcile net income to net
   cash used in operating activities:
      Provision for loan losses ......................         186           10
      Depreciation and amortization expense ..........         735          422
      Net accretion of premiums and discounts
       on securities .................................         (26)          (8)
      Decrease[Increase] in accrued interest
       receivable and other assets ...................          19       (1,311)
      Increase in accrued interest payable and
       other liabilities .............................         353        1,210
     Net gain on sale of securities ..................           0         (334)
                                                         ---------    ---------
    Net cash provided by [used in] operating
     activities ......................................       2,970        1,942
                                                         ---------    ---------
Cash flows used in investing activities:
  Proceeds from maturities of securities
    available for sale and held to maturity ..........   $  19,370    $  12,774
  Purchase of securities available for sale ..........     (15,570)     (43,260)
  Proceeds from sales of securities available
    for sale .........................................           0          401
  Purchase of Federal Home Loan Bank Stock ...........           0         (297)
  Maturities and repayments of mortgage-backed
    securities .......................................       4,745        2,648
  Net increase in loans ..............................     (16,297)        (407)
  Net additions to bank premises, furniture,
    & equipment ......................................        (207)        (236)
  Proceeds from sale of bank premises, furniture
    & equipment ......................................           0          312
                                                         ---------    ---------
    Net cash used in investing activities ............      (7,959)     (28,065)
                                                         ---------    ---------
Cash flows from financing activities:
  Net increase in savings and time deposits ..........      17,046       (6,415)
  Dividends paid .....................................        (285)        (282)
  Net increase in borrowings .........................           0       30,000
  Proceeds from stock offering .......................     229,052            0
                                                         ---------    ---------
    Net cash provided by financing activities ........     245,813       23,303
                                                         ---------    ---------
Net [decrease] increase in cash and
   cash equivalents ..................................     240,824       (2,820)
Cash and cash equivalents as of beginning
   of year ...........................................   $  15,546    $  20,938
                                                         ---------    ---------
Cash and cash equivalents as of end of period ........   $ 256,370    $  18,118
                                                         =========    =========
Supplemental disclosure of cash flow information:
  Cash paid:
    Interest .........................................   $   5,582    $   3,106
                                                         =========    =========
    Income taxes .....................................   $       0    $     175
                                                         =========    =========


          See accompanying Notes to Consolidated Financial Statements.

                        NOTES TO THE FINANCIAL STATEMENTS


(1)  Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X for Peoples Bancorp, Inc.

         In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1998.

(2)  The  Conversion  of the  Mutual  Holding  Company  to  the  Stock  Form  of
     Organization

         The financial information presented herein as of March 31,1 998 and December 31, 1997, and for the three months ended March 31, 1998 is for Peoples Bancorp, Inc. (the "Mid-Tier Holding Company"), a federal corporation, which form July 1997 through April 8, 1998 held 100% of the outstanding shares of common stock of Trenton Savings Bank FSB (the "Bank"). Financial information presented herein for the three months ended March 31, 1997 is for the Bank. The Mid-Tier Holding Company became the Bank's holding company in a reorganization (the "Two-Tier Reorganization"), in which all of the outstanding shares of the Bank's common stock ("Bank Common Stock"), including shares held by Peoples Bancorp, MHC (the "Mutual Holding Company") and stockholders other than the Mutual Holding Company (the "Minority Stockholders"), were converted into shares of common stock of the Mid-Tier Holding Company ("Mid-Tier Common Stock"), and the Bank became the wholly-owned subsidiary of the Mid-Tier Holding Company. From July 1997 through April 8, 1998, the Mid-Tier Holding Company's only material asset consisted of 100% of the outstanding shares of common stock of the Bank.

         The Registrant, Peoples Bancorp, Inc. (the "Company"), a Delaware corporation, is the successor to the Mid-tier Corporation. The Company was formed as part of the mutual-to-stock conversion (the "Conversion") of the Mutual Holding Company. In the Conversion the Bank became the wholly-owned subsidiary of the Company and the corporate existence of the Mutual Holding Company ended. The Conversion was completed on April 8, 1998. Prior to the completion of the Conversion the Company had insignificant assets and liabilities.

         As part of the Conversion each of the outstanding shares of Mid-Tier Common Stock held by Minority Stockholders was automatically converted into
3.8243 shares of common stock (the "Common Stock") of the Company. As part of the Conversion and in addition to the 12, 430,673 shares issued due to the conversion of Mid-Tier Common Stock into Common Stock, the Company sold 23,805,827 shares of Common Stock for a subscription price of $10.00 per share in a subscription offering (the "Offering"). Net proceeds of the Offering were approximately $217 million. At the conclusion of the Conversion there were 36,236,500 shares of Common Stock outstanding, including 952,233 unallocated shares held by the Company's employee stock ownership plan (the "ESOP").

         The following diagrams outline (i) the organization structure of the Mutual Holding Company, the Mid-Tier Holding Company, and the Bank and its subsidiaries prior to the completion of the Conversion and (ii) the organizational structure of the Company and the Bank and its subsidiaries following the Conversion.

        ----------------------                   --------------------
        Mutual Holding Company                   Minority Stockholder
        ----------------------                   --------------------

            64.1%                                            35.9%
                              -----------------
                                   Mid-Tier
                                Holding Company
                              -----------------
                                           100%
                              -----------------
                                    Bank
                              -----------------

        ----------------------                   --------------------
        Manchester Trust Bank                     TSBusiness Finance
        ----------------------                   --------------------

Organizational structure following the Conversion:

                              -------------------
                              Public Stockholders
                              -------------------
                                             100%
                              -------------------
                                     Company
                              -------------------
                                             100%
                              -------------------
                                      Bank
                              -------------------
         ---------------------                   --------------------
         Manchester Trust Bank                    TSBusiness Finance
         ---------------------                   --------------------


(3)  Non  Performing  Loans,  Non  Performing  Assets and the Allowance for Loan
     Losses

     Non performing loans at March 31, 1998 and December 31, 1997 are as follows (in thousands of dollars):

                                           March 31, 1998      December 31, 1997
                                           --------------      -----------------
 Loans delinquent 90 days or more ........      4,139                5,606
 Loans delinquent 90 days or more
  as a percentage of net loans
  receivable .............................      1.00%                1.41%

         An analysis of the allowance for loan losses for the three month periods ended March 31, 1998 and 1997 is as follows (in thousands of dollars):




                                              March 31, 1998   March 31, 1997
                                              --------------   --------------
Balance at beginning of the period .......        $ 3,415         $ 2,901
Provision charged to operations ..........            186              10
Charge-offs, net .........................            (39)            (42)
                                                  -------         -------
Balance at the end of the period .........        $ 3,562         $ 2,869

         Generally, the Bank's loans are placed on a non-accrual status when a default of principal or interest has existed for a period of 90 days except when, in the opinion of management, the collection of principal or interest is reasonably anticipated or adequate collateral exists. In addition, the Bank places any loan on non-accrual if any part of it is classified as doubtful or loss or if any part has been charged to the allowance for loan losses. Real estate owned consists of property acquired through formal foreclosures and acquired by deed in lieu of foreclosure, and is recorded at the lower of cost or fair value. At March 31, 1998, the Bank had $294 thousand classified as real estate owned.

         The Bank continually reviews the quality of the loan portfolio, and engages an outside consultant to perform routine reviews of the portfolio on a quarterly basis. Management believes that the allowance for loan losses is adequate based on historical experience, the volume and type of lending conducted by the Bank, the amount of non-performing loans, general economic conditions and other factors relating to the Bank's loan portfolio. However, there can be no assurance that actual losses will not exceed estimated amounts.

         As of March 31, 1998, the Bank's total non-pcrforming loans and foreclosed assets amounted to $3.7 million, or .42% of total assets, compared to $5.9 million, or.92% of total assets at December 31, 1997.

         Federal regulations required that each insured savings institution classify its assets on a regular basis. There are four classifications for problem assets: "special mention," "substandard," "doubtful" and "loss."

         At March 31, 1998, the Bank had $4.8 million of loans classified as special mention, $4.7 million classified as substandard and $.6 million classified as doubtful or loss. As of March 31, 1998, total classified assets, which includes repossessed assets, was $5.6 million.

         It is management's policy to maintain an allowance for estimated loan losses based upon an assessment [1] in the case of residential loans, management's review of delinquent loans, loans in foreclosure and market conditions, [2] in the case of commercial business loans and commercial mortgage loans, when a significant decline in value can be identified as well as an overall assessment of the inherent risk in the portfolio and [3] in the case of consumer loans, based on the assessment of risks inherent in the loan portfolio. The Bank's allowance for loan losses, which includes a general valuation allowance, amounted to approximately $3.6 million and $3.4 million, respectively at March 31, 1998 and December 31, 1997.

(4)  Per Share Data

         The earnings per share for the three months ended March 31, 1998 of $.19, has been calculated on a weighted average number of shares of Mid-Tier Common Stock outstanding during the period of 9,046,444. Earnings per share data for the three months ended March 31, 1997 was $.22 per share. On April 8, each share of the Mid-Tier Common Stock was converted into 3.8243 shares of the Company's Common Stock. See Note 2.

(5)  Comprehensive Income

         During the first quarter of 1998, the Bank adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. In accordance with the provisions of SFAS 130 for interim period reporting, The Bank's total comprehensive income for the three months ended March 31, 1998 and 1997 was $248,000 and ($778) thousand. The difference between the Bank's net income and total comprehensive income for these periods relates to the change in the net unrealized gains on securities available for sale during the applicable period of time.

(6)  Net Portfolio Value

         The OTS has adopted a final rule that incorporates an interest rate risk ("IRR") component into the risk-based capital rules. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk based capital requirement and is expressed in terms of the sensitivity of its net portfolio value ("NPV") to changes in interest rates. NPV is the difference between discounted incoming and outgoing cash flows from assets, liabilities, and off-balance sheet contracts. An institution's IRR is measured as the change to its NPV as a result of a hypothetical 200 basis point change in market interest rates. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. The rule provides that the OTS will calculate the IRR component quarterly for each institution from the institution's Thrift Financial Reports. The OTS has postponed the date that the component will first be deducted from an institution's total capital to provide it with an opportunity to review the interest rate risk approaches taken by the other federal banking agencies. The following table presents the Bank's NPV as of December 31, 1997, as calculated by the OTS, based on information provided to the OTS by the Bank.

    Change in                                              Change in NPV
  Interest Rates         Net Portfolio Value            as a percentage of
  in Basis Points  ---------------------------------     Estimated Market
   (Rate Shock)    Amount     $ Change      % Change     Value of Assets
   ------------    ------     --------      --------     ---------------
                             (dollars in thousands)

       400        $ 75,074     ($35,682)     32.22%          (8.02%)
       200        $ 94,531     ($16,225)     14.65%          (2.57%)
      Static      $110,756         --          --               --
      (200)       $122,763      $12,007      10.84%           1.90%
      (400)       $133,662      $22,906      20.60%           3.63%


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The financial information presented herein as of March 31, 1998 and December 31, 1997, and for the three months ended March 31, 1998 is for Peoples Bancorp, Inc. (the "Mid-Tier Holding Company"), a federal corporation, which from July 1997 through April 8, 1998 held 100% of the outstanding shares of common stock of Trenton Savings Bank FSB (the "Bank"). Financial information presented herein for the three months ended March 31, 1997 is for the Bank. the Mid-Tier Holding Company became the banles holding company in a reorganization (the "Two-Tier Reorganization"), in which all of the outstanding shares of the bank's common stock ("Bank Common Stock"), including shares held by Peoples Bancorp, MHC (the "Mutual Holding Company") and stockholders other than the Mutual Holding Company (the "Minority stockholders"), were converted into shares of common stock of the Mid-Tier Holding Company ("Mid-Tier Common Stock"), and the bank became the wholly-owned subsidiary of the Mid-Tier Holding Company. From July 1997 through April 8, 1998, the Mid-Tier Holding Company's only material assets consisted of 100% of the outstanding shares of common stock of the Bank.

         The Registrant, Peoples Bancorp, Inc. (The "Company"), a Delaware corporation, is the successor to the Mid-Tier Corporation. The Company was formed as par of the mutual-to-stock conversion (the "Conversion") of the Mutual Holding Company. In the Conversion the Bank became the wholly-owned subsidiary of the Company and the corporate existence of the Mutual Holding Company ended. The Conversion was completed on April 8, 1998. Prior to the completion of the Conversion the Company had insignificant assets and liabilities.

         As part of the Conversion each of the outstanding share of Mid-Tier Common Stock held by Minority Stockholders was automatically converted into
3.8243 shares o common stock (the "Common Stock") of the Company. As part of the Conversion and in addition to the 12,430,673 shares issued due to the conversion of Mid-Tier Common Stock into Common Stock, the Company sold 23,805,827 shares of Common Stock for a subscription price of $10.00 per share in a subscription offering (the "Offering"). Net proceeds of the Offering were approximately $217 million. At the conclusion of the Conversion there were 36,236,500 shares of Common Stock outstanding, including 952,233 unallocated shares held by the Company's employee stock ownership plan (the "ESOP").

         Although the following discussion of the financial condition and results of operations includes the collective results of the Mid-Tier Holding Company and the Bank, this discussion reflects principally the Bank's activities as the Mid-Tier Holding Company did not engage in any significant activities other than the management of the Bank.

Financial Condition

         Stockholders' equity increased by $2.0 million, or 1.8%, to $112.0 million at March 31, 1998 from $110.0 million at December 31, 1997. The increase in Stockholders' equity was due to net income of $1.7 million for the quarter ended March 31, 1998 combined with amortization of $336 thousand of unearned Management Recognition Plan (the "MRP") shares , a $248 thousand increase in the market value of the Bank's portfolio of available for sale investments, reduced by cash dividends of $285 thousand. At March 31, 1998 the Bank's tangible, core and risk based capital ratios were 11.56%, 11.56%, and 20.56%, respectively.

         As previously discussed the Conversion generated cash subscriptions of $229.0 million by March 31, 1998. This amount was reflected in the Bank's asset, cash and cash equivalents, and stock subscription payable account on the March 31, 1998 balance sheet. Consequently, total assets increased by $248.5 million, or 38.8%, to $888.9 million at March 31, 1998 from $640.4 million at December 31, 1997. Cash and cash equivalents also increased by $240.8 million to $256.4 million at March 31, 1998 from $15.5 million at December 31, 1997 primarily due to these cash stock subscriptions. Deposits increased by $17.0 million, or 3.5%, to $510.4 million at March 31, 1998 from $493.4 million at December 31, 1997. Securities available for sale increased by $4.8 million or 3.5% to $142.1 million at March 31, 1998 from $137.3 million at December 31, 1997. Loans increased by $16.3 million or 4.1% to $412.7 million at March 31, 1998 from $396.4 million at December 31, 1997.

Results of Operations

         The annualized return on average assets and return on average equity were 1.03% and 6.12% respectively for the quarter ended March 31, 1998 compared to 1.24% and 7.49% respectively for the quarter ended March 31, 1997. Net income was $1.7 million for the first quarter of 1998 compared to $2.0 million for the first quarter of 1997 which included net securities gains of $3 million.

         Total interest income increased $.7 million, or 6.3%, to $11.3 million for the quarter ended March 31, 4998 from $10.6 million for the quarter ended March 31, 1997. The increase resulted from an increase in average interest earnings assets to $625.3 million for the quarter ended March 31, 1998 from $596.1 million for the quarter ended March 31, 1997 combined with an increase in the average yield on interest-earnings assets from 7.14% for the quarter ended March 31, 1997 to 7.24% for the quarter ended March 31, 1998. The $29.2 million increase in average interest eamings assets was attributed to the previously discussed $229.0 million of stock subscriptions received in March.

         Total interest expense increased by $.2 million, or 3.9%, for the quarter ended March 31, 1998 to $5.5 million from $5.3 million for the quarter ended March 31, 1997. The increase was primarily the result of an increase in average deposits to $541.8 million for the quarter ended March 31, 1998 from $516.4 million for the quarter ended March 31, 1997 which offset a decrease in the average rate paid on deposits from 4.13% for the quarter ended March 31, 1997 to 4.09% for the quarter ended March 31, 1998. The increase in deposits is primarily attributed to the stock subscriptions. The decrease in the average rate paid on deposits was attributed to the effect of the payment of the passbook rate on these stock subscriptions.

     There was a $.2 million provision for loan losses for the quarter ended March 31, 1998 compared to a $10 thousand provision for the three months ended March 31, 1997. The increased provision generally reflects loan growth. The loan loss provision evaluation includes a review of all loans for which full collectibillity may not be reasonably assured and considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions and other matters which warrant consideration. The allowance for loan losses was $3.6 million or 97.3% of non-performing assets at March 31, 1998 compared to $3.4 million or 57.6% of non-performing assets at December 31, 1997 [see note three].

         Total other income increased by $.2 million, or 30.0%, to $1.0 million for the quarter ended March 31, 1998 compared to $.8 million for the quarter ended March 31, 1997. Other income included $.3 million of gains from the sale of equity securities for the quarter ended March 31, 1997 compared to $0 gains from the sale of equity securities for the quarter ended March 31, 1998. Excluding gains on sales of securities, other income increased $.6 million or 131.2% to $1 million for the quarter ended March 31, 1998 compared to $.4 million for the quarter ended March 31, 1997. The increase in other income is attributed to fees earned by Manchester Trust Bank which was purchased in September of 1997, and $153 thousand of a post retirement plan actuary adjustment. Total operating expenses increased by $.8 million, or 26.0%, to $3.8 million for the quarter ended March 31, 1998 compared to $3.0 million for the quarter ended March 31, 1997. The increase in operating expenses is attributed to the addition of staff and activities from the MTB acquisition, the expansion of TSBusiness Finance Corporation, the opening of an additional branch [Leisure Village West] and additional vesting of the Management Recognition Plan.

Capital

         The OTS requires that the Bank meet minimum tangible, core and risk-based capital requirements. As of March 31, 1998, the Bank exceeded all regulatory capital requirements. The Bank's required, actual, and excess capital levels as of March 31, 1998, are as follows:


                           Required                Actual           Excess of
                       ----------------      ------------------    Actual Over
                                  % of                    % of     Regulatory
                       Amount    Assets      Amount      Assets    Requirement
                       ------    ------      ------      ------    -----------
                                   (Dollars in Thousands)
Tangible Capital ....  13,175     1.50%      101,553      11.56%      88,378
Core Capital ........  26,351     3.00%      101,553      11.56%      75,202
Risk-based Capital ..  40,871     8.00%      105,048      20.56%      64,177


 Liquidity

         The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short term borrowings. The required ratio currently is 5%. The Bank's liquidity ratio averaged 30.16% during the first quarter of 1998 an~ equaled 76.4% at March 31, 1998. ne Bank adjusts liquidity as appropriate to meet its asset and liability management objectives.

PART II. OTHER INFORMATION

Legal Proceedings

         There are various claims and lawsuits in which the Bank is periodically involved incidental to the Bank's business. in the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Changes in Securities

         Not applicable.

Defaults upon Senior Securities

         Not applicable.

Submission of Matters to a Vote of Security Holders

         A special meeting of the Mid-Tier Holding Company's stockholders was held on March 31, 1998. At the special meeting, stockholders approved the Plan Conversion and Reorganization (the "Plan") and transactions incident to the Plan, including the Conversion. At the special meeting there were 7,794,646 votes cast in favor of the Plan and, 8,979 votes cast against the Plan.

Other Information

         Not applicable.

Exhibits and Report on Form 8-K.

         Not applicable.