Form 10-Q
period 1998-06-30
PEOPLES BANCORP INC /DE/
filed 1998-08-12
CIK 1035239

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                         ----------------------------

                                   FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998.


[ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

    For the transition period from __________to__________

                        Commission File Number 0-22641


                             PEOPLES BANCORP, INC.
                             ---------------------
            (Exact name of registrant as specified in its charter)


        Delaware                                          22-6764023
-------------------------------                  ------------------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                       Identification Number)


           134 Franklin Corner Road, Lawrenceville, New Jersey 08648
           ---------------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number, including area code:     609-844-3100
                                                        ------------


Former name, former address and former fiscal year, if changed since last report
--------------------------------------------------------------------------------

    Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes     x     No
              ----------   ---------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    As of June 30, 1998 there were 36,325,617 shares of the company's common stock.

                             PEOPLES BANCORP, INC.

                                     INDEX


                                                                            Page

PART I.  FINANCIAL INFORMATION


         Item 1.  Financial Statements

                  Consolidated Statements of Condition as of
                         June 30, 1998 and December 31, 1997...................4

                  Consolidated Statements of Income for the three and six
                         months ended June 30, 1998 and 1997...................5

                  Consolidated Statements of Stockholders' Equity for the
                         six months ended June 30, 1998 and 1997...............6

                  Consolidated Statements of Cash Flows for the six months
                         ended June 30, 1998 and 1997..........................7

                  Notes to the Consolidated Financial Statements............8-11

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................12-14


PART II. OTHER INFORMATION....................................................14

                        NOTES TO THE FINANCIAL STATEMENTS







(1)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X for Peoples Bancorp, Inc.

     In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the three and six months periods ended June 30, 1998 and 1997. The results of operations for the three and six months periods ended June 30, 1998 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1998.

(2)  The Conversion of the Mutual Holding Company to the Stock Form of
     Organization

     Peoples Bancorp, Inc. (the "Mid-Tier Holding Company") a federal corporation and the Registrant's predecessor, became the holding company for Trenton Savings Bank, FSB (the "Bank") in a reorganization (the "Two-Tier Reorganization"), in which all of the outstanding shares of the Bank's common stock ("Bank Common Stock"), including shares held by Peoples Bancorp, MHC (the "Mutual Holding Company") and stockholders other than the Mutual Holding Company (the "Minority Stockholders"), were converted into shares of common stock of the Mid-Tier Holding Company ("Mid-Tier Common Stock"), and the Bank became the wholly-owned subsidiary of the Mid-Tier Holding Company. From July 1997 through April 8, 1998, the Mid-Tier Holding Company's only material asset consisted of 100% of the outstanding shares of common stock of the Bank. The Registrant, Peoples Bancorp, Inc., a Delaware corporation, is the successor to the Mid-Tier Holding Corporation. The Company was formed as part of the mutual-to-stock conversion (the "Conversion") of the Mutual Holding Company. In the Conversion the Bank became the wholly-owned subsidiary of the Company and the corporate existence of the Mutual Holding Company ended. The Conversion was completed on April 8, 1998. Prior to the completion of the Conversion the Company had insignificant assets and liabilities.

     As part of the Conversion each of the outstanding shares of Mid-Tier Common Stock held by Minority Stockholders was automatically converted into 3.8243 shares of common stock (the "Common Stock") of the Company. As part of the Conversion and in addition to the 12,430,673 shares issued due to the Conversion of Mid-Tier Common Stock into Common Stock, the Company sold 23,805,827 shares of Common Stock for a subscription price of $10.00 per share in a subscription offering (the "Offering"). Net proceeds of the Offering were approximately $217 million. At the conclusion of the Conversion there were 36,236,500 shares of Common Stock outstanding, including 952,233 shares held by the Company's employee stock ownership plan (the "ESOP").

     The following diagrams outline (i) the organization structure of the Mutual Holding Company, the Mid-Tier Holding Company, and the Bank and its subsidiaries prior to the completion of the Conversion and (ii) the organizational structure of the Company and the Bank and its subsidiaries following the Conversion.

      ----------------------                        ---------------------
      Mutual Holding Company                        Minority Stockholders
      ----------------------                        ---------------------

                   64.1%                                     35.9%
                                ---------------
                                   Mid-Tier
                                Holding Company
                                ---------------

                                        100%

                                ---------------
                                     Bank
                                ---------------

                  100.0%                            100.0%

      ---------------------                         ------------------
      Manchester Trust Bank                         TSBusiness Finance
      ---------------------                         ------------------

Organizational structure following the Conversion:

                              -------------------
                              Public Stockholders
                              -------------------

                                           100%

                              -------------------
                                    Company
                              -------------------

                                           100%

                              -------------------
                                     Bank
                              -------------------


                  100.0%                            100.0%

      ---------------------                         ------------------
      Manchester Trust Bank                         TSBusiness Finance
      ---------------------                         ------------------

(3)  Non Performing Loans, Non Performing Assets and the Allowance for Loan
     Losses

     Non performing loans at June 30, 1998 and December 31, 1997 are as follows (in thousands of dollars):


                                         June 30, 1998     December 31, 1997
                                        --------------   -------------------

Loans delinquent 90 days or more               $4,800                $5,558

Loans delinquent 90 days or more
 as a percentage of net loans
 receivable                                     1.11%                 1.40%


    An analysis of the allowance for loan losses for the six month periods ended June 30, 1998 and 1997 is as follows (in thousands of dollars):

                                         June 30, 1998     June 30, 1997
                                        --------------   -------------------

Balance at beginning of the period             $3,415                $2,901
Provision charged to operations                   547                   214
(Charge-offs), Recoveries, net                      3                  (526)
                                        --------------   -------------------
Balance at the end of the period               $3,965                $2,589
                                        ==============   ===================

     Generally, the Bank's loans are placed on a non-accrual status when a default of principal or interest has existed for a period of 90 days except when, in the opinion of management, the collection of principal or interest is reasonably anticipated or adequate collateral exists. In addition, the Bank places any loan on non-accrual status if any part of it is classified as doubtful or loss or if any part has been charged to the allowance for loan losses. Real estate owned consists of property acquired through formal foreclosures and acquired by deed in lieu of foreclosure, and is recorded at the lower of cost or fair value. At June 30, 1998, the Bank had $.4 million classified as real estate owned.

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

     As of June 30, 1998, the Bank's total non-performing loans and foreclosed assets amounted to $5.2 million, or .60% of total assets, compared to $5.9 million, or .92% of total assets at December 31, 1997.

     Federal regulations required that each insured savings institution classify its assets on a regular basis. There are four classifications for problem assets: "special mention," "substandard," "doubtful" and "loss." At June 30, 1998, the Bank had $5.4 million of loans classified as special mention, $5.6 million classified as substandard and $.6 million classified as doubtful or loss.

     It is management's policy to maintain an allowance for estimated loan losses based upon an assessment [1] in the case of residential loans, management's review of delinquent loans, loans in foreclosure and market conditions, [2] in the case of commercial business loans and commercial mortgage loans, when a significant decline in value can be identified as well as an overall assessment of the inherent risk in the portfolio and [3] in the case of consumer loans, based on the assessment of risks inherent in the loan portfolio. The Bank's allowance for loan losses, which includes a general valuation allowance, amounted to approximately $4.0 million and $3.4 million, respectively at June 30, 1998 and December 31, 1997.

(4)  Per Share Data

     As discussed in Note 2, the Company completed the conversion on April 8, 1998, which included the exchange of previously outstanding shares of Mid-Tier common stock for new shares of common stock at an exchange ratio of 3.8243 shares of common stock for each share of Mid-Tier common stock. All historical share and per share information has been adjusted to reflect this change.

(5)  Comprehensive Income

     During the first quarter of 1998, the Bank adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. In accordance with the provisions of SFAS 130 for interim period reporting, the Bank's total comprehensive income for the six months ended June 30, 1998 and 1997 was $ ($57) and ($671) thousand. The difference between the Bank's net income and total comprehensive income for these periods relates to the change in the net unrealized gains on securities available for sale during the applicable period of time.

(6)  Recent Accounting Pronouncements

     In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." This Statement standardizes the disclosure requirements for pension and other postretirement benefits by requiring additional information that will facilitate financial analysis, and eliminating certain disclosures that are considered no longer useful. SFAS No. 132 supersedes the disclosure requirements in SFAS Nos. 87, 88 and 106. This Statement is effective for fiscal years beginning after December 15, 1997 and will be adopted December 31, 1998.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, and for hedging activities. SFAS No. 133 supersedes the disclosure requirements in SFAS Nos. 80, 105 and 119. This statement is effective for periods after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     People's Bancorp,Inc. (the "Mid-Tier Holding Company") a federal corporation and the Registrant's predecessor, became the holding company for Trenton Savings Bank , FSB (the "Bank") in a reorganization (the "Two-Tier Reorganization"), in which all of the outstanding shares of the Bank's common stock ("Bank Common Stock"), including shares held by Peoples Bancorp, MHC (the "Mutual Holding Company") and stockholders other than the Mutual Holding Company (the "Minority Stockholders"), were converted into shares of common stock of the Mid-Tier Holding Company ("Mid-Tier Common Stock"), and the Bank became the wholly-owned subsidiary of the Mid-Tier Holding Company. From July 1997 through April 8, 1998, the Mid-Tier Holding Company's only material asset consisted of 100% of the outstanding shares of common stock of the Bank. The Registrant, Peoples Bancorp, Inc., a Delaware corporation, is the successor to the Mid-Tier Holding Corporation. The Company was formed as part of the mutual-to-stock conversion (the "Conversion") of the Mutual Holding Company. In the Conversion the Bank became the wholly-owned subsidiary of the Company and the corporate existence of the Mutual Holding Company ended. The Conversion was completed on April 8, 1998. Prior to the completion of the Conversion the Company had insignificant assets and liabilities.

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

Financial Condition

     Stockholders' equity increased by $231.3 million, or 210.2%, to $341.4 million at June 30, 1998 from $110.0 million at December 31, 1997. The increase in stockholders' equity was primarily due to the Conversion which provided approximately $236 million in proceeds. At June 30, 1998 the Registrant had a stated equity of $341.3 million and tangible equity of $331.2 million. At June 30, 1998 the stated equity as a percentage of assets was 39.08% and the tangible equity a percentage of assets was 38.36%.

     At June 30, 1998 the Bank's tangible, core and risk based capital ratios were 29.69% , 29.69% , and 46.35%, respectively.

     Total assets increased by $233.0 million, or 36.4%, to $873.5 million at June 30, 1998 from $640.4 million at December 31, 1997 primarily due to the Conversion proceeds. Cash and cash equivalents increased by $127.6 million to $143.1 million at June 30, 1998 from $15.5 million at December 31, 1997. Securities available for sale increased by $85.7 million or 62.4% to $223.1 million at June 30, 1998 from $137.3 million at December 31, 1997. Loans increased by $37.9 million or 9.6% to $434.3 million at June 30, 1998 from $396.4 million at December 31, 1997. Deposits increased by $1.5 million, or
 .3% to $494.9 million at June 30, 1998 from $493.4 million at December 31,
1997.

Results of Operations

     Net income was $3.5 million for the second quarter of 1998 compared to $2.3 million for the second quarter of 1997 which included net securities gains of $.9 million compared to only $50,000 in 1998.

     Total interest income increased $3.5 million, or 32.4%, to $14.3 million for the quarter ended June 30, 1998 from $10.8 million for the quarter ended June 30, 1997. The increase resulted from an increase in average interest earnings assets to $842.6 million for the quarter ended June 30, 1998 from $594.5 million for the quarter ended June 30, 1997 which offset a decline in the average yield on interest-earnings assets to 6.81% for the quarter ended June 30, 1998 from 7.29% for the quarter ended June 30, 1997. The $248.1 million increase in average interest earnings assets was primarily attributed to the Conversion.

     Total interest expense increased by $.3 million, or 5.1%, to $5.6 million for the quarter ended June 30, 1998 from $5.3 million for the quarter ended June 30, 1997. The increase was primarily the result of an increase in average deposits to $493.6 million for the quarter ended June 30, 1998 from $482.7 million for the quarter ended June 30, 1997 which combined with an increase in the average rate paid on deposits to 4.16% for the quarter ended June 30, 1998 from 4.01% for the quarter ended June 30, 1997. The increase in deposits is primarily attributed to normal branch deposit inflows and a new branch opening in the third quarter of 1997. The increase in the average rate paid on deposits was attributed to higher market deposit rates.

     Total other income was $.9 million for the quarter ended June 30, 1998 compared to $1.3 million for the quarter ended June 30, 1997. Other income included $.9 million of gains from the sale of equity securities for the quarter ended June 30, 1997 compared to $50 thousand from the sale of equity securities for the quarter ended June 30, 1998. Excluding gains on sales of securities, other income increased $.5 million or 125.0% for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997. The increase in other income is attributed to fees earned by Manchester Trust Bank ("MTB") which was acquired in September of 1997. Total operating expenses were $3.8 million for the quarter ended June 30, 1998 compared to $3.1 million for the quarter ended June 30, 1997. Operating expenses were impacted by the acquisition of MTB and staff expansion within the Bank and at TSBusiness Finance Corporation.

     The Bank made a $.4 million provision for loan losses for the quarter ended June 30, 1998 compared to a $.2 million provision for the three months ended June 30, 1997. The increased provision generally reflects loan growth. The evaluation of the loan loss provision includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions and other matters which warrant consideration.

     Total interest income increased $4.2 million, or 19.5%, to $25.7 million for the six months ended June 30, 1998 from $21.5 million for the six months ended June 30, 1997. The increase resulted from an increase in average earnings assets to $732.6 million for the six months ended June 30, 1998 from $596.5 million for the six months ended June 30, 1997 which offset a decrease in the average yield on interest earnings assets to 7.00% for the six months ended June 30, 1998 from 7.20% for the six months ended June 30, 1997. The $136.1 million increase in average interest earnings assets was attributed to the Conversion.

     Total interest expense increased by $.5 million, or 4.5%, to $11.1 million for the six months ended June 30, 1998 from $10.7 million for the six months ended June 30, 1997. The increase was primarily the result of an increase in average deposits to $496.8 million for the six months ended June 30, 1998 from $484.6 million for the six months ended June 30, 1997 combined with an increase in the average rate paid on deposits to 4.12% for the six months ended June 30, 1998 from 4.01% for the six months ended June 30, 1997. The increase in deposits is primarily attributed to normal branch deposit inflows and a new branch opening in the third quarter 1997. The increase in the average rate paid on deposits was attributable to higher market rates.

     Total other income was $1.9 million for the six months ended June 30, 1998 compared to $2.1 million for the six months ended June 30, 1997. Other income included $50 thousand from the sale of equity securities for the six months ended June 30, 1998 compared to $1.2 million of gains from the sale of equity securities for the six months ended June 30, 1997. Excluding gains on sales of securities, other income increased $1.0 million or 117.9% for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. The increase in other income is primarily attributed to fees earned by MTB which was acquired in September of 1997. Total operating expenses were $7.6 million for the quarter ended June 30, 1998 compared to $6.1 million for the six months ended June 30, 1997. Operating expenses were also impacted by the acquisition of MTB in September of 1997 and an increase in staff and expansion of TSBusiness Finance.

     The Bank made a $.5 million loan loss provision for the six months ended June 30, 1998 compared to a $.2 million loan loss provision for the six months ended June 30, 1997. The increased provision generally reflects loan growth.

Bank Capital

     The OTS requires that the Bank meet minimum tangible, core and risk-based capital requirements. As of June 30, 1998, the Bank exceeded all regulatory capital requirements. The Bank's required, actual, and excess capital levels as of June 30, 1998, are as follows:

                    Required                   Actual          Excess of
                -------------------     -------------------   Actual Over
                             % of                    % of     Regulatory
                 Amount     Assets       Amount     Assets    Requirement
                --------   --------     --------   --------  -------------
                           (Dollars in Thousands)

Core Capital    $30,184        4.00     $224,019     29.69       $193,835
Risk-based
 Capital        $39,350        8.00     $227,984     46.35       $188,634


Bank Liquidity

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4%. The Bank's liquidity ratio averaged 48.92% during the first quarter of 1998 and equaled 55.02% at June 30, 1998. The Bank adjusts liquidity as appropriate to meet its asset and liability management objectives.

PART II. OTHER INFORMATION

Legal Proceedings

     There are various claims and lawsuits in which the Company and the Bank are periodically involved incidental to their business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Changes in Securities

     Not applicable.

Defaults upon Senior Securities

     Not applicable.

Submission of Matters to a Vote of Security Holders

     On May 22, 1998 at 10:00 a.m. the annual meeting of stockholders (the "Annual Meeting") was held at the Trenton Country Club in West Trenton, New Jersey. The business conducted at the annual meeting included the election of four directors and the ratification of the appointment of KPMG Peat Marwick LLP as auditors for the company's 1998 fiscal year.

     At the Annual Meeting Directors Wendell T. Breithaupt, Peter S. Longstreth, Charles E. Stokes, III and Miles W. Truesdell, Jr. were elected to serve as directors for terms of three years and until their successors elected and qualified. The vote was as follows:

                                     For                Withheld
                                 ============          ==========

Wendell T. Breithaupt             20,095,936             247,434
Peter S. Longstreth               20,087,212             256,158
Charles E. Stokes, III            20,089,579             253,791
Miles W. Truesdell, Jr.           20,093,536             249,834



     At the Annual Meeting the appointment of KPMG Peat Marwick LLP as auditors for the Company for the year ending December 31, 1998 was ratified by the following vote:

                               For           Against         Abstain
                           ============     =========       =========

Number of Votes             19,596,380       147,172         599,818


Other Information

     Not applicable.


Exhibits and Report on Form 8-K.

     Not applicable.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                       PEOPLES BANCORP, INC.


Date:    August 10, 1998               By:
                                           -------------------------------------
                                           Wendell T. Breithaupt
                                           President and Chief Executive Officer


Date:    August 10, 1998               By:
                                           -------------------------------------
                                           Dan A. Chila
                                           Senior Vice President and
                                           Chief Financial Officer

Part I.  Financial Information
Item I.  Financial Statements

PEOPLES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(In Thousands of Dollars)

                                                                                             30-Jun                  31-Dec
ASSETS                                                                                         1998                    1997
                                                                              (unaudited)
Cash and due from banks                                                                      $9,704                  $9,596
Federal funds sold                                                                          133,400                   5,950

Total cash and cash equivalents                                                             143,104                  15,546


Securities available for sale                                                               223,068                 137,338
Securities held to maturity                                                                  42,560                  60,955
Federal Home Loan Bank stock, at cost                                                         3,386                   3,386
Loans, net                                                                                  434,330                 396,448
Bank premises and equipment, net                                                              6,770                   6,747
Accrued interest receivable                                                                   5,764                   4,975
Prepaid expenses                                                                                372                   1,105
Intangible assets                                                                            10,199                  10,604
Other assets                                                                                  3,913                   3,315

Total assets                                                                               $873,466                $640,419


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $494,942                $493,400
Borrowed funds                                                                               30,000                  30,000
Accrued expenses and other liabilities                                                        7,172                   6,981

Total liabilities                                                                           532,114                 530,381


Stockholders' Equity
  Common Stock: par value $0.01; authorized                                                     363                     362
    70,000,000 shares as of June 30, 1998; issued
    & outstanding 36,325,617 shares as of June 30, 1998
    and, 36,236,500 shares as of December 31, 1997
  Additional paid in capital                                                                267,345                  31,045
 Unearned ESOP Plan shares                                                                   -9,362                       0
 Unearned Management Recognition Plan shares                                                   -252                    -673
 Retained earnings - substantially restricted                                                82,881                  78,870
 Accumulated other comprehensive income, net of tax                                             377                     434

Total stockholders' equity                                                                  341,352                 110,038


Total liabilities and stockholders' equity                                                 $873,466                $640,419

See accompanying notes to Consolidated Financial Statements.

PEOPLES BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
[In Thousands of Dollars]
[unaudited]


                                                    Three Months                                   Six Months
                                                    Ended June 30                                 Ended June 30
                                                            1998                 1997                    1998                 1997


Interest and dividend income:
    Interest and fees on loans                           $8,297                $7,402                $16,090               $14,680
    Interest on securities                                3,436                 3,293                  6,694                 6,524
    Interest on Federal funds sold                        2,607                   132                  2,870                   270

            Total interest income                        14,340                10,827                 25,654                21,474

Interest expense                                          5,593                 5,324                 11,131                10,652


            Net interest income                           8,747                 5,503                 14,523                10,822

Provision for loan losses                                   361                   204                    547                   214

        Net interest income after provision
                for loan losses                           8,386                 5,299                 13,976                10,608

Other income:
    Service fees on deposit accounts                        230                   204                    426                   451
    Fees and other income                                   628                   193                  1,424                   376
    Net gain on sale of other real estate                     0                    22                      0                    22
    Net gain on sale of securities                           50                   913                     50                 1,247

        Total other income                                  908                 1,332                  1,900                 2,096

Operating expense:
    Salaries and employee benefits                        2,082                 1,665                  4,351                 3,322
    Net occupancy expense                                   432                   381                    818                   762
    Equipment expense                                        44                    27                     77                    57
    FDIC insurance premium                                   18                    19                     36                    19
    Amortization of intangible assets                       223                   126                    444                   258
    Data processing fees                                    174                   188                    322                   376
    Other operating expense                                 791                   667                  1,520                 1,299

        Total operating expense                           3,764                 3,073                  7,568                 6,093

        Income before income taxes                        5,530                 3,558                  8,308                 6,611

Income taxes                                              2,031                 1,282                  3,106                 2,381


          Net income                                     $3,499                $2,276                 $5,202                $4,230


Earnings per common share:
    Basic                                                 $0.10                 $0.06                  $0.15                 $0.12
    Diluted                                               $0.10                 $0.06                  $0.15                 $0.12



See accompanying notes to Consolidated Financial Statements.

PEOPLES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(unaudited)

                                                                                                     Six Months Ended June 30,
                                                                                                    1998                     1997
Cash flows from operating activities:
 Net income                                                                                       $5,202                   $4,230
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                                         547                      214
   Depreciation and amortization expense                                                           1,182                      801
   Net accretion of premiums and discounts on securities                                              -8                      -42
   Increase in accrued interest receivable and other assets                                         -654                   -2,174
   Decrease in accrued interest payable and other liabilities                                        191                      214
   Net gain on sale of securities                                                                    -50                   -1,247

  Net cash provided by operating activities                                                        6,410                    1,996

Cash flows used in investing activities:
 Proceeds from maturities of securities available for sale and held to maturity                  $33,980                  $24,842
 Purchase of securities available for sale                                                      -113,890                  -50,260
 Proceeds from sales of securities available for sale                                                861                    1,859
 Purchase of Federal Home Loan Bank Stock                                                              0                     -297
 Maturities and repayments of mortgage-backed securities                                          11,328                    4,974
 Net increase in loans                                                                           -37,882                   -4,023
 Net additions to bank premises, furniture, & equipment                                             -379                     -236
 Proceeds from sale of bank premises, furniture & equipment                                            0                      312

  Net cash used in investing activities                                                         -105,982                  -22,829

Cash flows from financing activities:
 Net (decrease)increase in savings and time deposits                                               1,542                   -3,391
 Dividends paid                                                                                   -1,191                     -566
 Net increase in borrowings                                                                            0                   30,000
 Proceeds from stock offering                                                                    226,502                        0
 Proceeds from exercise of stock options                                                             277                        0

  Net cash provided by financing activities                                                      227,130                   26,043

Net decrease in cash and cash equivalents                                                        127,558                    5,210

Cash and cash equivalents as of beginning of year                                                $15,546                  $20,938

Cash and cash equivalents as of end of period                                                   $143,104                  $26,148

Supplemental disclosure of cash flow information:
 Cash paid:
  Interest                                                                                       $11,100                  $10,390

  Income taxes                                                                                    $3,606                   $2,965

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Month Period ended June 30, 1998 and 1997
(In Thousands, except share data)
(unaudited)

                                                                                                       Unearned
                                          Number                                     Unearned          Management
                                          of                           Additional    ESOP              Recognition
                                          Common           Common      paid-in       Plan              Plan         Retained
                                          Shares           stock       capital       Shares            Shares       Earnings
Balance at December 31, 1996                   36,200,996      $362      $30,899                        ($1,543)      $72,545

Net income for the six months
  ended June 30, 1997                                                                                                   4,230

  Other comprehensive income, net of tax

Dividends declared                                                                                                       -566

Amortization of unearned Management
  Recognition Plan shares                                                                                   168

Balance at June 30, 1997                       36,200,996      $362      $30,899     --                 ($1,375)      $76,209

Balance at December 31, 1997                   36,236,500      $362      $31,045                          ($673)      $78,870

Common stock offering and
  conversion of Peoples Bancorp, Inc.                                    236,024

Establishment of ESOP plan                                                             -9,522

Net income for the six months
  ended June 30, 1998                                                                                                   5,202

Other comprehensive income, net of tax

Dividends declared                                                                                                     -1,191

Exercise of stock options                          89,117         1          276

Amortization of unearned Management
  Recognition Plan shares                                                                                   421

Amortization of ESOP shares                                                               160

Balance at June 30, 1998                       36,325,617      $363     $267,345      ($9,362)            ($252)      $82,881




                                                    Accumulated
                                                    Other                    Total
                                                    Comprehensive            Stockholders'
                                                    Income                   equity
Balance at December 31, 1996                          $1,089                 $103,352

Net income for the six months
  ended June 30, 1997                                                          $4,230

  Other comprehensive income, net of tax                -671                    ($671)

Dividends declared                                                              ($566)

Amortization of unearned Management
  Recognition Plan shares                                                        $168

Balance at June 30, 1997                                $418                 $106,513

Balance at December 31, 1997                            $434                 $110,038

Common stock offering and
  conversion of Peoples Bancorp, Inc.                                        $236,024

Establishment of ESOP plan                                                    ($9,522)

Net income for the six months
  ended June 30, 1998                                                          $5,202

Other comprehensive income, net of tax                   -57                     ($57)

Dividends declared                                                            ($1,191)

Exercise of stock options                                                        $277

Amortization of unearned Management
  Recognition Plan shares                                                        $421

Amortization of ESOP shares                                                      $160

Balance at June 30, 1998                                $377                 $341,352

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(unaudited)

                                                                                                 Six Months Ended June 30,
                                                                                                   1998             1997
Cash flows from operating activities:
  Net income                                                                                      $5,202           $4,230
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                      547              214
      Depreciation and amortization expense                                                        1,182              801
      Net accretion of premiums and discounts on securities                                           -8              -42
      Increase in accrued interest receivable and other assets                                      -654           -2,174
      Decrease in accrued interest payable and other liabilities                                     191              214
      Net gain on sale of securities                                                                 -50           -1,247

    Net cash provided by operating activities                                                      6,410            1,996

Cash flows used in investing activities:
  Proceeds from maturities of securities available for sale and held to maturity                 $33,980          $24,842
  Purchase of securities available for sale                                                     -113,890          -50,260
  Proceeds from sales of securities available for sale                                               861            1,859
  Purchase of Federal Home Loan Bank Stock                                                             0             -297
  Maturities and repayments of mortgage-backed securities                                         11,328            4,974
  Net increase in loans                                                                          -37,882           -4,023
  Net additions to bank premises, furniture, & equipment                                            -379             -236
  Proceeds from sale of bank premises, furniture & equipment                                           0              312

    Net cash used in investing activities                                                       -105,982          -22,829

Cash flows from financing activities:
  Net (decrease)increase in savings and time deposits                                              1,542           -3,391
  Dividends paid                                                                                  -1,191             -566
  Net increase in borrowings                                                                           0           30,000

  Proceeds from stock offering                                                                   226,502                0
  Proceeds from exercise of stock options                                                            277                0

    Net cash provided by financing activities                                                    227,130           26,043

Net decrease in cash and cash equivalents                                                        127,558            5,210

Cash and cash equivalents as of beginning of year                                                $15,546          $20,938

Cash and cash equivalents as of end of period                                                   $143,104          $26,148

Supplemental disclosure of cash flow information:
  Cash paid:
    Interest                                                                                     $11,100          $10,390

    Income taxes                                                                                  $3,606           $2,965

See accompanying Notes to Consolidated Financial Statements.

PEOPLES BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Month Period ended June 30, 1998 and 1997
(In Thousands, except share data)
(unaudited)



                                                                Number                                         Unearned
                                                                of                           Additional        ESOP
                                                                Common        Common         paid-in           Plan
                                                                Shares        stock          capital           Shares
Balance at December 31, 1996                                  36,200,996        $362         $30,899

Net income for the six months
  ended June 30, 1997

Other comprehensive income, net of tax

Dividends declared

Amortization of unearned Management
  Recognition Plan shares

Balance at June 30, 1997                                      36,200,996        $362         $30,899              --

Balance at December 31, 1997                                  36,236,500        $362         $31,045

Common stock offering and
  conversion of Peoples Bancorp, Inc.                                                        236,024

Establishment of ESOP plan                                                                                        -9,522


Net income for the six months
  ended June 30, 1998

Other comprehensive income, net of tax

Dividends declared

Exercise of stock options                                         89,117           1             276

Amortization of unearned Management
  Recognition Plan shares

Amortization of ESOP shares                                                                                          160


Balance at June 30, 1998                                      36,325,617        $363        $267,345             ($9,362)


See accompanying Notes to Consolidated Financial Statements.

Unearned
Management                                 Accumulated
Recognition                                Other                    Total
Plan                    Retained           Comprehensive            Stockholders'
Shares                  Earnings           Income                   equity
($1,543)                 $72,545            $1,089                 $103,352


                           4,230                                     $4,230

                                              -671                    ($671)

                            -566                                      ($566)


    168                                                                $168

($1,375)                 $76,209              $418                 $106,513

  ($673)                 $78,870              $434                 $110,038


                                                                   $236,024

                                                                    ($9,522)


                           5,202                                     $5,202

                                               -57                     ($57)

                          -1,191                                    ($1,191)

                                                                       $277


    421                                                                $421

                                                                       $160

  ($252)                 $82,881              $377                 $341,352