Form 10-Q
period 1998-09-30
PEOPLES BANCORP INC /DE/
filed 1998-11-12
CIK 1035239

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                           -------------------------

                                    FORM 10-Q


  (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1998.


     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________________ to ________________

                         Commission File Number 0-22641


                              PEOPLES BANCORP, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                       22-6764023
----------------------------------                ------------------------
(State or other jurisdiction                           (IRS Employer
of incorporation or organization)                  Identification Number)

            134 Franklin Corner Road, Lawrenceville, New Jersey 08648
            ---------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:           609-844-3100
                                                              ------------

             _______________________________________________________
               Former name, former address and former fiscal year,
                          if changed since last report

     Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes  X     No
                        ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of September 30, 1998 there were 36,373,038 shares of the company's common stock.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                     PEOPLES BANCORP, INC.


Date: November 10, 1998              By: /s/ Wendell T. Breithaupt
                                         -------------------------------------
                                         Wendell T. Breithaupt
                                         President and Chief Executive Officer


Date: November 10, 1998              By: /s/ Dan A. Chila
                                         -------------------------------------
                                         Dan A. Chila
                                         Senior Vice President and Chief
                                           Financial Officer

                              PEOPLES BANCORP, INC.

                                      INDEX

                                                                                                       Page
PART I.  FINANCIAL INFORMATION


         Item 1.  Financial Statements

                  Consolidated Statements of Condition as of
                           September 30, 1998 and December 31, 1997......................................4

                  Consolidated Statements of Income for the three and nine
                           months ended September 30, 1998 and 1997......................................5

                  Consolidated Statements of Stockholders' Equity for the
                           nine months ended September 30, 1998 and 1997.................................6

                  Consolidated Statements of Cash Flows for the nine months ended
                           September 30, 1998 and 1997...................................................7

                  Notes to the Consolidated Financial Statements......................................8-12

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..........................................................13-14


PART II.  OTHER INFORMATION.............................................................................15

Part I.  Financial Information
Item I.  Financial Statements

                             PEOPLES BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                           (In Thousands of Dollars)

                                                                         September 30       December 31
                           ASSETS                                            1998               1997
                           ------                                       --------------     -------------
                                                                          (unaudited)
Cash and due from banks                                                 $       9,498      $      9,596
Federal funds sold                                                             69,400             5,950
                                                                        --------------     -------------

                           Total cash and cash equivalents                     78,898            15,546
                                                                        --------------     -------------

Securities available for sale                                                 244,765           137,338
Securities held to maturity                                                    33,833            60,955
Federal Home Loan Bank stock, at cost                                           3,386             3,386
Loans, net                                                                    483,282           396,448
Bank premises and equipment, net                                                6,862             6,747
Accrued interest receivable                                                     6,269             4,975
Prepaid expenses                                                                  569             1,105
Intangible assets                                                               9,978            10,604
Other assets                                                                    4,636             3,315
                                                                        --------------     -------------

                           Total assets                                 $     872,478      $    640,419
                                                                        ==============     =============

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Deposits                                                                $     491,631      $    493,400
Borrowed funds                                                                 30,000            30,000
Accrued expenses and other liabilities                                          8,711             6,981
                                                                        --------------     -------------

                           Total liabilities                                  530,342           530,381
                                                                        --------------     -------------

Stockholders' Equity
    Common Stock: par value $0.01; authorized                                     363               362
        70,000,000 shares as of September 30, 1998; issued
        & outstanding 36,373,038 shares as of September 30, 1998
        and 36,236,500 shares as of December 31, 1997
    Additional paid in capital                                                267,534            31,045
  Unearned ESOP Plan shares                                                    (9,201)                0
  Unearned Management Recognition Plan shares                                    (168)             (673)
  Retained earnings - substantially restricted                                 84,341            78,870
  Accumulated other comprehensive income, net of tax                             (733)              434
                                                                        --------------     -------------

                           Total stockholders' equity                         342,136           110,038
                                                                        --------------     -------------

                           Total liabilities and stockholders' equity   $     872,478      $    640,419
                                                                        ==============     =============

          See accompanying notes to Consolidated Financial Statements.

                             PEOPLES BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                           [In Thousands of Dollars]
                                  [unaudited]

                                                                           Three Months                       Nine Months
                                                                        Ended September 30                Ended September 30
                                                                   -----------------------------     ----------------------------
                                                                      1998              1997            1998              1997
                                                                   -----------       -----------     -----------      -----------
Interest and dividend income:
    Interest and fees on loans                                          $8,763            $7,580         $24,861          $22,393
    Interest on securities                                               4,341             3,293          11,035            9,817
    Interest on Federal funds sold                                       1,322               136           4,192              406
                                                                   -----------       -----------     -----------      -----------

            Total interest income                                       14,426            11,009          40,088           32,616
                                                                   -----------       -----------     -----------      -----------

Interest expense                                                         5,536             5,571          16,667           16,223
                                                                   -----------       -----------     -----------      -----------

            Net interest income                                          8,890             5,438          23,421           16,393

Provision for loan losses                                                  709             1,274           1,256            1,488
                                                                   -----------       -----------     -----------      -----------
        Net interest income after provision
                for loan losses                                          8,181             4,164          22,165           14,905
                                                                   -----------       -----------     -----------      -----------
Other income:
    Service fees on deposit accounts                                       200               200             624              651
    Fees and other income                                                  677               330           2,097              595
    Net gain on sale of securities                                         300             1,676             350            2,923
                                                                   -----------       -----------     -----------      -----------

        Total other income                                               1,177             2,206           3,071            4,169
                                                                   -----------       -----------     -----------      -----------
Operating expense:
    Salaries and employee benefits                                       2,232             2,035           6,584            5,357
    Net occupancy expense                                                  433               409           1,252            1,171
    Equipment expense                                                       46                27             123               84
    FDIC insurance premium                                                  26                20              62               39
    Amortization of intangible assets                                      221               201             663              577
    Data processing fees                                                   162               134             485              392
    Other operating expense                                                864               925           2,385            2,224
                                                                   -----------       -----------     -----------      -----------

        Total operating expense                                          3,984             3,751          11,554            9,844
                                                                   -----------       -----------     -----------      -----------

        Income before income taxes                                       5,374             2,619          13,682            9,230

Income taxes                                                             2,096               951           5,202            3,332
                                                                   -----------       -----------     -----------      -----------

          Net income                                                    $3,278            $1,668          $8,480           $5,898
                                                                   ===========       ===========     ===========      ===========

Earnings per common share:
    Basic                                                                $0.09             $0.05           $0.24            $0.17
                                                                   ===========       ===========     ===========      ===========
    Diluted                                                              $0.09             $0.05           $0.24            $0.17
                                                                   ===========       ===========     ===========      ===========

          See accompanying notes to Consolidated Financial Statements.

                             PEOPLES BANCORP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          For the Nine Month Period ended September 30, 1998 and 1997
                       (In Thousands, except share data)
                                  (unaudited)

                                                                                                                       Unearned
                                                          Number                                       Unearned       Management
                                                            of                         Additional        ESOP         Recognition
                                                          Common          Common         paid-in         Plan            Plan
                                                          Shares          stock          capital        Shares          Shares
                                                       ------------    ------------   ------------   ------------    ------------
Balance at December 31, 1996                            36,200,996           $362         $30,899                       ($1,543)

Net income for the nine months
  ended September 30, 1997

  Other comprehensive income, net of tax

Dividends declared

Proceeds from exercise of stock options                     33,023                             13

Amortization of unearned Management
  Recognition Plan shares                                                                     125                           589
                                                       ------------    ------------   ------------   ------------    ------------
Balance at September 30, 1997                           36,234,019           $362         $31,037             --          ($954)
                                                       ============    ============   ============   ============    ============
Balance at December 31, 1997                            36,236,500           $362         $31,045                         ($673)

Common stock offering and
  conversion of Peoples Bancorp, Inc.                                                    236,024

Establishment of ESOP plan                                                                                (9,522)

Net income for the nine months
  ended September 30, 1998

Other comprehensive income, net of tax

Dividends declared

Exercise of stock options                                  136,538              1            465

Amortization of unearned Management
  Recognition Plan shares                                                                                                   505

Amortization of ESOP shares                                                                                  321
                                                       ------------    ------------   ------------   ------------    ------------
Balance at September 30, 1998                           36,373,038           $363       $267,534         ($9,201)         ($168)
                                                       ============    ============   ============   ============    ============



                                                                             Accumulated
                                                                                Other                 Total
                                                            Retained        Comprehensive          Stockholders'
                                                            Earnings           Income                equity
                                                           ----------       -------------         --------------
Balance at December 31, 1996                                 $72,545            $1,089               $103,352

Net income for the nine months
  ended September 30, 1997                                     5,898                                  $5,898

  Other comprehensive income, net of tax                                          (887)                ($887)

Dividends declared                                              (851)                                  ($851)

Proceeds from exercise of stock options                                                                  $13

Amortization of unearned Management
  Recognition Plan shares                                                                                714
                                                           ----------       -------------         --------------
Balance at September 30, 1997                                $77,592              $202              $108,239
                                                           ==========       =============         ==============

Balance at December 31, 1997                                 $78,870             $434               $110,038

Common stock offering and
  conversion of Peoples Bancorp, Inc.                                                               $236,024

Establishment of ESOP plan                                                                           ($9,522)

Net income for the nine months
  ended September 30, 1998                                     8,480                                  $8,480

Other comprehensive income, net of tax                                         (1,167)               ($1,167)

Dividends declared                                            (3,009)                                ($3,009)

Exercise of stock options                                                                               $466

Amortization of unearned Management
  Recognition Plan shares                                                                               $505

Amortization of ESOP shares                                                                             $321
                                                           ----------       -------------         --------------
Balance at September 30, 1998                                $84,341            ($733)              $342,136
                                                           ==========       =============         ==============

         See accompanying Notes to Consolidated Financial Statements.

                             PEOPLES BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (unaudited)

                                                                                               Nine Months Ended September 30,
                                                                                                  1998                1997
                                                                                               ----------          ----------
Cash flows from operating activities:
 Net income                                                                                      $  8,480             $ 5,898
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                                        1,256               1,488
   Depreciation and amortization expense                                                            2,029               1,156
   Net accretion of premiums and discounts on securities                                               23                 (64)
   Increase in accrued interest receivable and other assets                                        (2,079)             (3,626)
   Decrease in accrued interest payable and other liabilities                                         820                 826
   Net gain on sale of securities                                                                    (350)             (2,923)
                                                                                                 --------             -------

 Net cash provided by operating activities                                                         10,179               2,755
                                                                                                 --------             -------
Cash flows used in investing activities:
 Proceeds from maturities of securities available for sale and held to maturity                  $ 69,105             $39,940
 Purchase of securities available for sale                                                       (172,830)            (73,046)
 Proceeds from sales of securities available for sale                                               3,428               3,816
 Purchase of Federal Home Loan Bank Stock                                                               0                (297)
 Maturities and repayments of mortgage-backed securities                                           17,858               9,337
 Net increase in loans                                                                            (86,834)            (17,758)
 Net additions to bank premises, furniture, & equipment                                              (654)               (398)
 Proceeds from sale of bank premises, furniture & equipment                                             0                 312
                                                                                                 --------             -------

   Net cash used in investing activities                                                         (169,927)            (38,094)
                                                                                                 --------             -------
Cash flows from financing activities:
 Net (decrease) increase in savings and time deposits                                              (1,769)              2,088
 Dividends paid                                                                                    (2,099)               (851)
 Net increase in borrowings                                                                             0              30,000
 Proceeds from stock offering                                                                     226,502                   0
 Proceeds from exercise of stock options                                                              466                   0
                                                                                                 --------             -------

   Net cash provided by financing activities                                                      223,100              31,237
                                                                                                 --------             -------

Net increase (decrease) in cash and cash equivalents                                               63,352              (7,729)

Cash and cash equivalents as of beginning of year                                                $ 15,546             $20,938
                                                                                                 --------             -------

Cash and cash equivalents as of end of period                                                    $ 78,898             $13,209
                                                                                                 ========             =======
Supplemental disclosure of cash flow information:
  Cash paid:
   Interest                                                                                      $ 16,568             $16,112
                                                                                                 ========             =======

   Income taxes                                                                                  $  5,952             $ 3,351
                                                                                                 ========             =======

         See accompanying Notes to Consolidated Financial Statements.

                        NOTES TO THE FINANCIAL STATEMENTS







(1)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X for Peoples Bancorp, Inc. (the "Registrant").

     In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the three and nine month periods ended September 30, 1998 and 1997. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1998.

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

     As part of the Conversion each of the outstanding shares of Mid-Tier Common Stock held by Minority Stockholders was automatically converted into 3.8243 shares of common stock, par value $.01 per share (the "Common Stock") of the Company. As part of the Conversion and in addition to the 12,430,673 shares issued due to the Conversion of Mid-Tier Common Stock into Common Stock, the Company sold 23,805,827 shares of Common Stock for a subscription price of $10.00 per share in a subscription offering (the "Offering"). Net proceeds of the Offering were approximately $217 million. At the conclusion of the Conversion there were 36,236,500 shares of Common Stock outstanding, including 952,233 shares held by the Company's employee stock ownership plan (the "ESOP").

     The following diagrams outline (i) the organization structure of the Mutual Holding Company, the Mid-Tier Holding Company, and the Bank and its subsidiaries prior to the completion of the Conversion and (ii) the organizational structure of the Company and the Bank and its subsidiaries following the Conversion.

     Mutual Holding Company                        Minority Stockholders

                       64.1%                               35.9%


                                   Mid-Tier
                                Holding Company


                                            100%

                                     Bank


                         100%                    100%

     Manchester Trust Bank                         TSBusiness Finance


Organizational structure following the Conversion:


                              Public Stockholders


                                            100%


                                    Company


                                            100%


                                     Bank



                         100%                    100%

     Manchester Trust Bank                         TSBusiness Finance

(3)  Plan of Merger

     On September 7, 1998, the Company and Sovereign Bancorp, Inc. ("Sovereign") entered into an Agreement and Plan of Merger (the "Agreement") providing for, among other things, the merger (the "Merger") of the Company with and into Sovereign, with Sovereign as the surviving entity. As part of the Merger, the Bank has entered into a Bank Plan of Merger with Sovereign Bank, a federally chartered savings bank and Sovereign's wholly-owned subsidiary, which provides for, among other things, the merger of the Bank with and into Sovereign Bank with Sovereign Bank as the surviving entity.

     Pursuant to the Merger Agreement, each share of the Company's Common Stock, outstanding immediately prior to the effective time (the "Effective Date") of the Merger shall automatically be converted into and become the right to receive
 .80 shares of common stock, no par value per share, of Sovereign ("Sovereign Common Stock"). Holders of the Company's Common Stock who would be entitled to receive fractional shares of Sovereign Common Stock will instead receive cash in an amount equal to such fraction of a share multiplied by the Sovereign Market Price (as defined in the Agreement) as of the Effective Date.

     In addition, in connection with the Agreement, the Company and Sovereign entered into a Stock Option Agreement pursuant to which the Company granted to Sovereign the option to purchase, under certain conditions, up to 7,225,000 shares of the Company's Common Stock at an exercise price of $8.50 per share, subject to adjustment as provided in the Stock Option Agreement. The option is exercisable only upon the occurrence of certain events that would jeopardize the completion of the Merger.

(4)  Non Performing Loans, Non Performing Assets and the Allowance for Loan
     Losses

     Loans contractually in arrears by three months or more at September 30, 1998 and December 31, 1997 are as follows (in thousands of dollars):

                                    September 30, 1998      December 31, 1997
                                    ------------------      -----------------

Loans delinquent 90 days or more                $6,342                 $5,558

Loans delinquent 90 days or more
  as a percentage of net loans
  receivable                                     1.31%                  1.40%

         An analysis of the allowance for loan losses for the nine month periods ended September 30, 1998 and 1997 is as follows (in thousands of dollars):

                                    September 30, 1998     September 30, 1997
                                    ------------------     ------------------

Balance at beginning of the period              $3,415                 $2,901
Provision charged to operations                  1,256                  1,488
(Charge-offs), Recoveries, net                    (597)                (1,187)
                                    ------------------      -----------------
Balance at the end of the period                $4,074                 $3,202
                                    ==================      =================

     Generally, the Bank's loans are placed on a non-accrual status when a default of principal or interest has existed for a period of 90 days except when, in the opinion of management, the collection of principal or interest is reasonably anticipated or adequate collateral exists. In addition, the Bank places any loan on non-accrual status if any part of it is classified as doubtful or loss or if any part has been charged to the allowance for loan losses. Real estate owned consists of property acquired through formal foreclosures and acquired by deed in lieu of foreclosure, and is recorded at the lower of cost or fair value. At September 30, 1998, the Bank had $.5 million classified as real estate owned.

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

     As of September 30, 1998, the Bank's total non-performing loans and foreclosed assets amounted to $5.0 million, or .57% of total assets, compared to $5.9 million, or .92% of total assets at December 31, 1997.

     Federal regulations required that each insured savings institution classify its assets on a regular basis. There are four classifications for problem assets: "special mention," "substandard," "doubtful" and "loss." At September 30, 1998, the Bank had $6.3 million of loans classified as special mention, $3.9 million classified as substandard and $1.2 million classified as doubtful or loss.

     It is management's policy to maintain an allowance for estimated loan losses based upon an assessment [1] in the case of residential loans, management's review of delinquent loans, loans in foreclosure and market conditions, [2] in the case of commercial business loans and commercial mortgage loans, when a significant decline in value can be identified as well as an overall assessment of the inherent risk in the portfolio and [3] in the case of consumer loans, based on the assessment of risks inherent in the loan portfolio. The Bank's allowance for loan losses, which includes a general valuation allowance, amounted to approximately $4.1 million and $3.4 million, respectively at September 30, 1998 and December 31, 1997.

(5)  Per Share Data

     As discussed in Note 2, the Company completed the Conversion on April 8, 1998, which included the exchange of previously outstanding shares of Mid-Tier Common Stock for shares of common stock at an exchange ratio of 3.8243 shares of Common Stock for each share of Mid-Tier Common Stock. All historical share and per share information has been adjusted to reflect this change.

(6)  Comprehensive Income

     During the first quarter of 1998, the Bank adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. In accordance with the provisions of SFAS 130 for interim period reporting, The Bank's total comprehensive income for the nine months ended September 30, 1998 and 1997 was $1.2 million and $.9 million, respectively. The difference between the Bank's net income and total comprehensive income for these periods relates to the change in the net unrealized gains on securities available for sale during the applicable period of time.

(7)  Recent Accounting Pronouncements

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, and for hedging activities. SFAS No. 133 supersedes the disclosure requirements in SFAS Nos. 80, 105 and 119. This statement is effective for periods after September 15, 1999. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Company.

(8)  Year 2000

     The Company began to address its Year 2000 issues in 1997. A Year 2000 Committee was formed to formulate and implement the Year 2000 Plan, develop policies, modify and replace existing hardware and software as necessary, and to monitor and test Year 2000 plans and remediation efforts of third party servicers.

     The Company primarily relies on independent third parties to provide data processing services and application software. In-house applications are limited to word-processing and spreadsheet functions. In March 1998 the Committee completed an inventory and risk assessment of hardware and software and identified "mission critical" systems and application interdependencies. At September 30, 1998, 85% of the identified "mission critical" systems had been upgraded to the Year 2000 version distributed and tested by the applicable vendor. Beginning in November 1998 through January 1999, the Company will conduct independent tests of these "mission critical" systems. The Company has installed a test lab simulating a Year 2000 environment to accomplish its testing, which is scheduled for completion by January 31, 1999.

     The estimated cost for the Year 2000 conversion are not expected to be material and are being expensed as incurred.

     In the development of the Company's Year 2000 Plan, the Company has followed the guidelines published by the Federal Institution's Examination Council (FFIEC), the formal interagency body empowered to prescribe uniform principles, standards and examination procedures for the examination of financial institutions by the federal regulatory agencies.

     The Company has communicated with vendors, customers, governmental agencies and others to obtain assurance of their Year 2000 compliance. Failure of the Company or its third party data processing vendor to correct Year 2000 issues could cause a disruption in operations and increased operating costs. To the extent that the Company's loan customers' financial positions are weakened due to Year 2000 issues, credit quality could be adversely impacted. The Company is formulating detailed contingency plans in the event that the Company's vendors are not successful with their Year 2000 remediation plan. The Company believes at this time that its efforts are adequate to address its Year 2000 concerns.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

     Total assets increased by $232.1 million, or 36.2%, to $872.5 million at September 30, 1998 from $640.4 million at December 31, 1997 primarily due to the Conversion proceeds. Cash and cash equivalents increased by $63.4 million to $78.9 million at September 30, 1998 from $15.5 million at December 31, 1997. Securities available for sale increased by $107.5 million, or 78.2% to $244.8 million at September 30, 1998 from $137.3 million at December 31, 1997. Securities held to maturity decreased $27.2 million, or 44.6% to $33.8 million at September 30, 1998 from $61.0 million at December 31, 1997 as management maintained its policy of designating all new investments as available for sale. Loans increased by $86.9 million, or 21.9%, to $483.3 million at September 30, 1998 from $396.4 million at December 31, 1997. Deposits decreased by $ 1.8 million, or .4%, to $491.6 million at September 30, 1998 from $ 493.4 million at December 31, 1997.

     Stockholders' equity increased by $232.1 million, or 211.0%, to $342.1 million at September 30, 1998 from $110.0 million at December 31, 1997. The increase in stockholders' equity was primarily due to the Conversion which provided approximately $217 million in net proceeds. At September 30, 1998 the Registrant had a stated equity of $342.1 million and tangible equity of $332.1 million. At September 30, 1998 the stated equity as a percentage of assets was 39.21% and the tangible equity a percentage of assets was 38.06%.

Results of Operations

     Net income was $3.3 million (including net securities gains of $.3 million) for the third quarter of 1998 compared to $1.7 million (including net securities gain of $1.7 million) for the third quarter of 1997.

     Total interest income increased $3.4 million, or 30.9%, to $14.4 million for the quarter ended September 30, 1998 from $11.0 million for the quarter ended September 30, 1997. The increase resulted from an increase in average interest earnings assets to $843.2 million for the quarter ended September 30, 1998 from $606.3 million for the quarter ended September 30, 1997 which offset a decline in the average yield on interest-earnings assets to 6.84% for the quarter ended September 30, 1998 from 7.24% for the quarter ended September 30, 1997. The $236.9 million increase in average interest earnings assets was primarily attributable to the Conversion.

     Total interest expense decreased slightly to $5.5 million for the quarter ended September 30, 1998 from $5.6 million for the quarter ended September 30, 1997. The average rate paid on deposits and the amount of average deposits was relatively flat for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997.

     Total other income was $1.2 million for the quarter ended September 30, 1998 compared to $2.2 million for the quarter ended September 30, 1997. Other income included $.3 million of gains from the sale of equity securities for the quarter ended September 30, 1998 compared to $1.7 million from the sale of equity securities for the quarter ended September 30, 1997. Excluding gains on sales of securities, other income increased $.4 million, or 80.0%, to $.9 million for the quarter ended September 30, 1998 compared to $.5 million for the quarter ended September 30, 1997. The increase in other income is primarily attributed to fees earned by Manchester Trust Bank ( "MTB" ) which was acquired in September of 1997. Total operating expenses increased by $.2 million, or 5.3%, to $4.0 million for the quarter ended September 30, 1998 compared to $3.8 million for the quarter ended September 30, 1997. Operating expenses were impacted by the acquisition of MTB, staff expansion within the Bank and expansion within TSBusiness Finance Corporation.

     The Bank made a $.7 million provision for loan losses for the quarter ended September 30, 1998 compared to a $1.3 million provision for the three months ended September 30, 1997. The provision for the nine months ended September 30, 1997 was primarily recorded in the quarter ended September 30, 1997 and was attributable to the exiting of a niche line of business that was inherited through the acquisition of Burlington County Bank The provision in 1998 generally reflects loan growth. The evaluation of the loan loss provision includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions and other matters which warrant consideration.

     Total interest income increased $7.5 million, or 23.0%, to $40.1 million for the nine months ended September 30, 1998 from $32.6 million for the nine months ended September 30, 1997. The increase resulted from an increase in average earnings assets to $771.5 million for the nine months ended September 30, 1998 from $599.4 million for the nine months ended September 30, 1997 which offset a decrease in the average yield on interest earnings assets to 6.93% for the nine months ended September 30, 1998 from 7.25% for the nine months ended September 30, 1997. The $172.1 million increase in average interest earnings assets was primarily attributed to the Conversion.

     Total interest expense increased by $.5 million, or 3.1%, to $16.7 million for the nine months ended September 30, 1998 from $16.2 million for the nine months ended September 30, 1997. The increase was primarily the result of an increase in average deposits to $499.6 million for the nine months ended September 30, 1998 from $486.5 million for the nine months ended September 30, 1997 combined with an increase in the average rate paid on deposits to 4.08% for the nine months ended September 30, 1998 from 4.04% for the nine months ended September 30,1997. The increase in deposits is primarily attributed to normal branch deposit inflows and a new branch opening in the third quarter of 1997. The slight increase in the average rate paid on deposits was attributable to a shift in deposit mix to higher yielding deposit products.

     Total other income was $3.1 million for the nine months ended September 30, 1998 compared to $4.2 million for the nine months ended September 30, 1997. Other income included $.4 million from the sale of equity securities for the nine months ended September 30, 1998 compared to $2.9 million of gains from the sale of equity securities for the nine months ended September 30,1997. Excluding gains on sales of securities, other income increased $1.5 million, or 125.0% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The increase in other income is primarily attributed to fees earned by MTB which was acquired in September of 1997. Total operating expenses increased by $1.8 million, or 18.4% to $11.6 million for the nine months ended September 30, 1998 compared to $9.8 million for the nine months ended September 30, 1997. Operating expenses were impacted by the acquisition of MTB, staff expansion within the Bank, ESOP expense of the new 1998 Plan and an increase in staff and expansion of TSBusiness Finance Corporation.

     The Bank made a $1.3 million loan loss provision for the nine months ended September 30, 1998 compared to a $1.5 million loan loss provision for the nine months ended September 30, 1997. The provision in 1998 generally reflects loan growth.

Bank Capital

     The OTS requires that the Bank meet minimum tangible, core and risk-based capital requirements. As of September 30, 1998, the Bank exceeded all regulatory capital requirements. The Bank's required, actual, and excess capital levels as of September 30, 1998, are as follows:


                              Required               Actual         Excess of
                         --------------------  ------------------  Actual Over
                                      % of                  % of    Regulatory
                          Amount     Assets     Amount     Assets  Requirement
                         --------   ---------  ---------  -------  -----------
                                   (Dollars in Thousands)

Core Capital              $30,183        4.0%   $226,917   30.07%    $196,734
Risk-based Capital        $42,377        8.0%   $230,991   43.61%    $188,614


Bank Liquidity

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4%. The Bank's liquidity ratio averaged 45.93% during the third quarter of 1998 and 39.24% at September 30, 1998. The Bank adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

Submission of Matters to a Vote of Security Holders

     Not applicable.

Other Information

     Not applicable.


Exhibits and Report on Form 8-K.

     On September 21, 1998, Peoples Bancorp, Inc. filed an 8-K to report the previously mentioned Agreement and Plan of Merger between Sovereign Bancorp, Inc. and Peoples Bancorp, Inc. dated September 7, 1998.

     (a)  Exhibits.

          (27) Financial Data Schedule.