Form 10-K405
period 1998-12-31
PEOPLES BANCORP INC /DE/
filed 1999-03-25
CIK 1035239

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED] For the Fiscal Year Ended December 31, 1998

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED]

     For the transition period from _______________ to ______________________

                        Commission File Number  0-22641
                                              ------------

                             PEOPLES BANCORP, INC.
                             ---------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                  22-6764023
   ------------------------------                  ----------------
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification Number)

 134 Franklin Corner Road, Lawrenceville, New Jersey           08648-0950
------------------------------------------------------         ----------
      (Address of Principal Executive Offices)                  Zip Code

                                (609) 844-3100
                        -------------------------------
                        (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:   None

Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock, par value $.10 per share
                                                             --------------------------------------
                                                                        (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES   X   NO
                                        ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

     As of February 26, there were issued and outstanding 32,684,198 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the closing sales price of the Registrant's stock, as reported on the Nasdaq National Market on February 26, 1999, was approximately $318.7 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------

The Company

     Peoples Bancorp, Inc., a Delaware corporation (the "Company") is the holding company of Trenton Savings Bank FSB (the "Bank"). The Company was formed in connection with the mutual-to-stock conversion (the "Conversion") of Peoples Bancorp, MHC, a federal mutual holding company (the "Mutual Holding Company"). Prior to the Conversion, the Bank was the wholly owned subsidiary of Peoples Bancorp, Inc., a federal corporation (the "Mid-Tier Holding Company"), the Mutual Holding Company was the majority stockholder of the Mid-Tier Holding Company, and the outstanding shares of common stock of the Mid-Tier Holding Company (the "Mid-Tier Common Stock") that were not held by the Mutual Holding Company were held by public stockholders. Prior to the July 1997 formation of the Mid-Tier Holding Company, the Mutual Holding Company was the majority stockholder of the Bank, and the outstanding shares of common stock of the Bank ("Bank Common Stock") that were not held by the Mutual holding company were held by public stockholders.

     The Conversion was completed in April 8, 1998. In the Conversion, the shares of Mid-Tier Common Stock held by the Mutual Holding Company were canceled, each share of Mid-Tier Common Stock held by public shareholders was converted into 3.8243 shares of the Company's common stock ("Common Stock"), the Company sold 23,805,827 additional shares of Common Stock for a purchase price of $10 per share in a subscription offering, and the corporate existence of the Mutual Holding Company and the Mid-Tier Holding Company ended.

     References herein to the results of operations prior to the Conversion generally refer to the consolidated operations of the Mid-Tier Holding Company, and references to the results of operations prior to the formation of the Two-Tier Holding Company refer to the consolidated operations of the Bank.

     The Company's executive offices are located at 134 Franklin Corner Road, Lawrenceville, New Jersey, and its telephone number at that location is (609) 844-3100.

The Merger Agreement

     On September 7, 1998, the Company entered into an Agreement and Plan of Merger with Sovereign Bancorp, Inc. ("Sovereign"), a Pennsylvania business corporation that is the holding company for Sovereign Bank, a federal savings bank. At December 31, 1998, Sovereign and its subsidiaries had total consolidated assets of $21.9 billion, deposits of $12.3 billion and shareholders' equity of $1.2 billion. The primary operating entity of Sovereign is Sovereign Bank. Sovereign Bank's primary business consists of attracting deposits from its network of community banking offices, and originating commercial, consumer and residential mortgage loans and home equity lines of credit in the communities served by those offices. Those offices are located largely in the Pennsylvania counties of Berks, Lancaster, Bucks, Montgomery, Philadelphia, Lehigh, Northampton and Lycoming, the New Jersey counties of Essex, Mercer, Middlesex, Monmouth, Morris, Ocean and Union, and in New Castle County in Delaware.

     The proposed merger provides for the Company to merge with Sovereign, with Sovereign surviving the merger. If the merger is completed, each share of Common Stock will become a right to receive .80 shares of common stock of Sovereign. Sovereign will adjust this exchange ratio proportionately if Sovereign effects a stock split or stock dividend prior to the merger. Sovereign will pay cash to the Company's shareholders in lieu of issuing fractional share interests of Sovereign common stock. If the merger is completed, all outstanding options to purchase shares of Common Stock under the Company's preexisting stock option plans will be converted into options to acquire Sovereign common stock. The number of shares of Sovereign common stock issuable upon the exercise of the converted options and the exercise price for each option will adjusted to reflect the exchange ratio.

     In connection with the merger, the Bank will merge with Sovereign Bank as soon as practicable following the merger. When this occurs, the Bank will cease to exist and Sovereign Bank will succeed to the business formerly conducted by the Bank.

     Completion of the merger is subject to various conditions customary for transactions similar to the merger, including approval of the merger by the Company's shareholders and approval of the merger by certain regulatory agencies. Sovereign or the Company can terminate the merger agreement if the other party has breached representations or warranties that materially affect it or breached a material covenant or undertaking. The Company may also terminate the merger agreement if Sovereign's average stock price during the 15 days immediately prior to the effective date of the merger is less than $11.00 and the proportionate decline in Sovereign's price exceeds by 10% the proportionate decline in the average price of a group of eight specified thrift holding companies. The merger will not occur if the merger agreement is terminated.

The Bank

     Chartered by the New Jersey State Legislature on March 7, 1844, the Trenton Savings Fund Society was founded to promote thrift in the area of Trenton, New Jersey. It adopted the name "Trenton Savings Bank" in early 1990. Throughout its history, the Bank has been engaged in lending funds to home buyers, consumers, and businesses within its local community. The Bank has maintained a commitment to conservative lending practices, community service and control of operating expenses, resulting in a strong capital position. Management believes that this philosophy enabled the Bank to survive the Civil War, the Great Depression, two World Wars, two stock market crashes and the 1980s crisis in the banking and thrift industries. At December 31, 1998, the Bank had $1.4 billion of total assets, $505 million of total deposits, and $240 million of total stockholders' equity.

     The Bank conducts its business from a corporate center located in Lawrenceville, New Jersey, 14 branch offices located in Mercer, Burlington and Ocean Counties, New Jersey, and a trust services subsidiary with an office in Ocean County, New Jersey. On January 1, 1995, the Bank completed a charter change from a New Jersey chartered mutual savings bank to a federally chartered mutual savings bank, permitting expansion of branch offices into adjacent market areas in Pennsylvania, and the OTS has recently approved, and the Bank intends to establish, a branch office in Bucks County, Pennsylvania. In the Reorganization on August 3, 1995, the Bank's mutual predecessor reorganized from a federally chartered mutual savings bank into the Mutual Holding Company and concurrently formed the Bank, which succeeded to the name and operations of the Bank's mutual predecessor. At the time of the Reorganization, the Bank conducted a stock offering (the "Minority Stock Offering") in which it raised $29.8 million of net proceeds.

     The Bank has traditionally operated as a community-oriented savings institution providing mortgage loans and other traditional financial services to its local community. The Bank is primarily engaged in attracting deposits from the general public through its offices and using those funds to originate loans secured by one- to four-family residences primarily located in Mercer and Burlington Counties where the Bank's offices are located, as well as in neighboring Bucks County, Pennsylvania. In recent years the Bank has substantially increased its portfolio of mortgage loans secured by multi-family and commercial real estate, commercial business loans, consumer loans and home equity and property improvement loans. The Bank also has a securities portfolio consisting of U.S. Treasury and federal government agency obligations, corporate and municipal bonds and mortgage-backed securities issued by federal agencies.

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

Lending Activities

     Loan Portfolio Composition. The principal components of the Bank's loan portfolio are mortgage loans secured by one- to four-family residential real estate, commercial and multi-family residential real estate. In addition, the Bank's loan portfolio includes non-mortgage loans which include home equity loans, commercial business loans, and other consumer loans. At December 31, 1998, the Bank's total loans receivable totaled $499.1 million, of which $279.0 million, or 55.9%, were one- to four-family residential real estate mortgage loans, $62.8 million, or 12.6%, were commercial and multifamily residential real estate loans, $37.7 million, or 7.6%, were home equity loans, $107.0 million, or 21.4%, were commercial business loans, and $12.5 million, or 2.5%, were other consumer loans.

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

                                                                              At December 31,
                                       ---------------------------------------------------------------------------------------------
                                              1998               1997               1996              1995               1994
                                       -----------------  -----------------  -----------------  -----------------  -----------------
                                       Amount    Percent  Amount    Percent  Amount    Percent  Amount    Percent  Amount    Percent
                                       ------    -------  ------    -------  ------    -------  ------    -------  ------    -------
                                                                                (In Thousands)
Mortgage loans:
One- to four-family real estate ....  $279,035    55.9   $242,449    60.7%  $239,470    62.5%  $227,717    74.0%  $228,133    78.3%
Commercial real estate and
  multi-family......................    62,812    12.6     39,760     9.9     53,415    14.0     27,827     9.0     23,833     8.2
                                      --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
    Total mortgage loans ...........   341,847    68.5    282,209    70.6    292,885    76.5    255,544    83.0    251,966    86.5

Non-mortgage loans:
Home equity loans (1) ..............    37,707     7.6     34,657     8.6     28,138     7.3     21,833     7.1     22,043     7.6
Commercial business loans ..........   106,990    21.4     62,622    15.7     34,486     9.0     11,573     3.8      8,998     3.1
Other consumer loans (2) ...........    12,540     2.5     20,513     5.1     27,478     7.2     18,783     6.1      8,256     2.8
                                      --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
  Total non-mortgage loans .........   157,237    31.5    117,792    29.4     90,102    23.5     52,189    17.0     39,297    13.5

    Total loans ....................   499,084   100.0%   400,001   100.0%   382,987   100.0%   307,733   100.0%   291,263   100.0%
                                                ======             ======             ======             ======             ======
Net deferred costs (fees) ..........      (620)              (154)               226                104               (117)

Premiums (discounts) ...............       200                 16                (24)                23                 --
Allowance for possible loan losses..    (4,095)            (3,415)            (2,901)             (1,767)           (1,642)
                                      --------           --------           --------           ---------          --------
Net loans ..........................  $494,569           $396,448           $380,288            $306,093          $289,504
                                      ========           ========           ========           =========          ========

-----------------------
(1) Includes home equity credit lines and second mortgages.

(2) Includes student loans, installment loans and auto loans.

     Contractual Principal Repayments and Interest Rates. The following table sets forth the maturity of the Bank's loan portfolio at December 31, 1998. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.


                                Due Within     Due 1-3      Due 3-5      Due 5-10      Due 10+
                                 One Year        Years       Years        Years         Years        Total
                                ----------     --------     --------     --------     --------      --------
                                                            (Dollars In Thousands)
Total mortgage loans..........    $16,215      $ 31,693     $ 34,536     $ 87,750     $171,653      $341,847
Total non-mortgage loans......     41,668        58,651       27,807       15,794       13,317       157,237
                                  -------      --------     --------     --------     --------      --------
Total loans...................    $57,883      $ 90,344     $ 62,343     $103,544     $184,970      $499,084
                                  =======      ========     ========     ========     ========      ========

     Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth the dollar amount of total loans due after one year from December 31, 1998 which have fixed interest rates or which have floating or adjustable interest rates.



                                       Fixed         Adjustable
                                       Rates           Rates           Total
                                     ----------      ----------     ----------
                                              (Dollars In Thousands)

Mortgage loans...................    $  174,313      $  151,319     $  325,632
Non-mortgage loans...............        65,801          49,768        115,569
                                     ----------      ----------     ----------
Total loans......................    $  240,114      $  201,087     $  441,201
                                     ==========      ==========     ==========

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

     The Bank's loan approval process assesses the borrower's ability to repay the loan and the adequacy of the value of the property that will secure the loan. A loan application file is first reviewed by a loan officer of the Bank and then is submitted for approval to an officer with specific delegated authority from the Board of Directors to approve that type of loan up to a certain amount. The legal lending limit of the Bank at December 31, 1998 was $51.2 million. In February 1998, the Board of Directors of the Bank approved an increase in the internal lending limit to one borrower to $10.0 million from $5.0 million. The maximum non-commercial mortgage loan limit is $1.0 million. In general, the maximum home equity loan the Bank will make is $150,000 and the maximum installment (automobile) loan the Bank will make is $50,000. The Bank can exceed these limitations on a case-by-case basis.

     The following table shows loans originated, purchased, loan reductions and the net change in the Bank's loan portfolio during the years indicated.

                                                                  Years Ended December 31,
                                                            -----------------------------------
                                                               1998         1997         1996
                                                            ---------    ---------    ---------
                                                                    (Dollars In Thousands)
Loans receivable at beginning of period ..................  $ 400,001    $ 382,987    $ 307,733
Originations:
   Residential ...........................................     68,576       24,801       42,318
   Commercial real estate and multifamily ................     28,575       15,144        4,142
   Commercial business loans .............................     48,786       40,553       14,474
   Home equity ...........................................     19,763       11,808       11,578
   Other .................................................      2,956       11,089       16,787
                                                            ---------    ---------    ---------
Total originations .......................................    168,656      103,395       89,299

Purchased residential mortgage loans .....................     23,545           --        1,534
Loans acquired ...........................................         --           --       48,229
Transfer of mortgage loans to foreclosed real estate .....       (228)        (352)        (682)
Repossession of assets in lieu of loans ..................         --          (22)         (41)
Net charge offs ..........................................     (1,475)      (1,160)         (52)
Repayments ...............................................    (91,415)     (84,847)     (63,033)
                                                            ---------    ---------    ---------
Net loan activity ........................................     99,083       17,014       75,254
                                                            ---------    ---------    ---------
   Total loans receivable at end of period ...............  $ 499,084    $ 400,001    $ 382,987
                                                            =========    =========    =========

     One- to Four-Family Real Estate Loans. The primary lending activity of the Bank is the origination of loans secured by first mortgage liens on one- to four-family residences. At December 31, 1998, $279.0 million, or 55.9%, of the Bank's total loan portfolio consisted of one- to four-family real estate loans.

     The loan-to-value ratio, maturity and other provisions of loans made by the Bank generally have reflected the policy of making less than the maximum loan permissible under regulations in accordance with sound practices, market conditions and underwriting standards established by the Bank. The Bank's lending policies on one- to four-family owner occupied real estate loans generally limit the maximum loan-to-value ratio to 80% of the lesser of the appraised value or purchase price of the property.

     As of December 31, 1998, the Bank offered 30-year fixed and adjustable rate mortgage loans on one- to four-family residences. The Bank began to originate 30-year fixed-rate mortgage loans in early 1996. All residential mortgage loans are amortized on a monthly basis with principal and interest due each month. These loans include "due on sale" clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage. The Bank enforces due on sale clauses to the extent permitted under applicable laws. Substantially all of the Bank's residential mortgage loan portfolio consists of conventional loans.

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

     Commercial and Multi-family Residential Real Estate Mortgage Loans. At December 31, 1998, $62.8 million, or 12.6%, of the Bank's total loan portfolio consisted of loans secured by multi-family and commercial real estate. The Bank's multi-family and commercial mortgage loans include primarily loans secured by apartment buildings, small office buildings and small retail establishments. Substantially all of the Bank's multi-family and commercial mortgage loans are secured by properties located in the Bank's primary market area. Management believes that multi-family and commercial mortgage loans will continue to be an integral component of the Bank's loan portfolio. Originations of multi-family and commercial mortgage loans amounted to $28.6 million, $15.1 million and $4.1 million, or 16.9%, 14.6% and 4.6% of total loan originations during fiscal 1998, 1997 and 1996, respectively.

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

     Home Equity Loans. The Bank offers home equity fixed rate, home equity credit line and FHA Title I property improvement loans. The home equity portfolio amounted to $37.7 million, or 7.6%, of the total loan portfolio as of December 31, 1998. Of this amount, $28.4 million were in the form of home equity fixed rate loans; $8.4 million were in the form of home equity credit lines; and $900 thousand were in the form of second mortgages. FHA Title I property improvement loans amounted to $239,000.

     The home equity fixed rate loan is available on any one-to four-family home, townhouse, or condominium in the Bank's lending area. It is a fixed rate mortgage which is based on equity in the home, and is generally secured by a first or second mortgage on the residence. Loan amounts on owner-occupied principal residences generally range from $5,000 to $150,000 (up to 80% of the appraised value of the home less any outstanding senior mortgage or lien). The current maximum term is 180 months.

     The home equity credit line is available on any one-to-four family home, townhouse, or condominium in the Bank's lending area. It is a variable rate mortgage which is based on the equity in the home, and is generally secured by a first or second mortgage on the residence. Loan amounts on owner-occupied principal residences generally range from $5,000 to $150,000 (up to 80% of the appraised value of the home less any outstanding senior mortgage or lien). Loan amounts on investment properties generally range from $5,000 to $10,000 (up to 70% of the appraised value of the home less any outstanding senior mortgage or lien).

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

     Other Consumer Loans. Subject to the restrictions contained in federal laws and regulations, the Bank also is authorized to make loans for a wide variety of personal or consumer purposes. As of December 31, 1998, $12.5 million, or 2.5%, of the Bank's total loan portfolio, consisted of consumer loans (this figure does not include home equity fixed-rate, home equity credit line, FHA Title I home improvement loans and second mortgage loans). The primary component of the Bank's consumer loan portfolio was $9.0 million of indirect and direct automobile loans. Indirect automobile loans are no longer being originated and are being allowed to mature. The servicer of these loans established dealer agreements, application processing and credit underwriting, documentation and legal support, loan billing and accounting, customer service, full collection support, and management reporting. The servicer made preliminary underwriting decisions and made recommendations according to the Bank's underwriting criteria and the final credit decision was made by the Bank.

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

     The Bank also has collateral loans secured by deposits, which as of December 31, 1998 amounted to $753 thousand. The collateral deposit loans are originated through the branches. The minimum loan amount is $1,000, and the maximum loan-to-value is 90% of the principal deposit balance. The loan is priced at 3% over the savings instrument rate. Deposit loans are payable on demand. However, payment of interest is due quarterly and payment to the loan principal can be made at any time provided the quarterly interest has been paid.

     The Bank also has personal loans (secured and unsecured) and overdraft protection accounts, which as of December 31, 1998 totaled $534 thousand.

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

     The Bank, through its subsidiary, TSBusiness Finance Corporation ("TSBF"), provides secured lines of credit for businesses where conventional financing is unavailable or inadequate. TSBF's borrowing relationships include companies involved in manufacturing, wholesaling, distribution and service companies. Credit accommodations range from $500,000 to $15,000,000 for businesses in New Jersey and the greater Delaware Valley.

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

     As of December 31, 1998, the Bank had $107.0 million, or 21.4%, of the total loan portfolio secured by commercial business loans outstanding.

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

Trust Services

     The Bank recently began providing trust services through its wholly-owned subsidiary, Manchester Trust Bank ("MTB"). MTB currently offers trust services through its main office in Manchester Township, a fully-staffed branch office in the Bank's corporate headquarters in Lawrenceville, New Jersey and a mini branch in Tinton Falls, New Jersey. MTB provides a full line of trust and investment services, including living trusts, investment advisory and investment management accounts, estate settlement services, 401(k) and other retirement plan services and estate planning. As of December 31, 1998, MTB managed funds totaling more than $226 million.

Asset Quality

     Delinquent Loans. The following table sets forth information regarding number and total balance of loans delinquent 30 days to 59 days, 60 days to 89 days and 90 days or more as of December 31, 1998.


                                                   Commercial
                                 Mortgage           Business            Consumer             Total
                          -------------------- ------------------  -----------------   -----------------
                            Number    Amount    Number    Amount    Number    Amount    Number    Amount
                          ---------  --------  --------  --------  --------  --------  --------  --------

                                                       (Dollars in Thousands)
Loans delinquent for:
30-59 days .............        42   $ 2,656        22   $ 1,958        62   $   373       126   $ 4,987
60-89 days .............         4       283         8       485        19       171        31       939
90 days and over .......        19     1,975        56     1,848        17       300        92     4,123
                           -------   -------   -------   -------   -------   -------   -------   -------
  Total delinquent loans        65   $ 4,914        86   $ 4,291        98   $   844       249   $10,049
                           =======   =======   =======   =======   =======   =======   =======   =======

         Non-Performing Assets. The loan portfolio is reviewed on a regular basis by management and, in addition, the commercial business loan portfolio is reviewed periodically by an independent loan review consulting firm. The loans are placed on a non-accrual status when, in the opinion of management, there is reasonable probability of loss of principal or the collection of additional interest is deemed insufficient to warrant further accrual. Generally, the Bank's loans are placed on a non-accrual status when a default of principal or interest has existed for a period of 90 days except when, in the opinion of management, the collection of the principal or interest is reasonably anticipated or adequate collateral exists. In addition, the Bank places any loan on non-accrual if any part of it is classified as doubtful or loss or if any part has been charged to the allowance for loan losses. When a loan is placed on non-accruing status, total interest accrued and unpaid to date is reversed.

     Real estate owned consists of property acquired through formal foreclosures and acquired by deed in lieu of foreclosure, and is recorded at the lower of cost or fair value. Write-downs from cost to fair value which are required at the time of foreclosure are charged to the allowance for loan losses. After transfer, the property is carried at the lower of cost or fair value as determined by an independent appraisal, less estimated selling expenses. Adjustments to the carrying value of such properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At December 31, 1998, the Bank had one property classified as real estate owned.

     As part of the acquisition of BCB on October 1, 1996, the Bank acquired BCB's loan portfolio. BCB's underwriting standards and related risk characteristics of the loan portfolio differed from those of the Bank. The addition of this portfolio increased the Bank's non-performing loan portfolio and negatively affected certain coverage ratios. However, management believes that the Bank's overall asset quality remains strong. The Bank continually reviews the quality of the loan portfolio and engages an outside consultant to perform routine reviews of the portfolio on a quarterly basis. Management believes that any further effects of the BCB merger on non-performing loans will be in the ordinary course of business, and will be consistent with the operation of a normal commercial loan portfolio. Management believes that the allowance for loan losses is adequate based on historical experience, the volume and type of lending conducted by the Bank, the amount of non-performing loans, general economic conditions and other factors relating to the Bank's loan portfolio. However, there can be no assurance that actual losses will not exceed estimated amounts.

     The following table sets forth information as of December 31, 1998, 1997, 1996, 1995 and 1994 concerning non-performing assets in dollar amounts and as a percentage of the Bank's net loans and total assets.


                                                                               At December 31,
                                                              ----------------------------------------------
                                                               1998      1997      1996      1995      1994
                                                              ------    ------    ------    ------    ------

                                                                          (Dollars In Thousands)
Accruing loans 90 days or more delinquent .................   $  478    $1,151    $  753    $   10    $  448
Non-accruing loans 90 days or more delinquent:
  Mortgage ................................................    1,975     2,591     1,756     1,008       994
  Non-mortgage ............................................    1,670     1,816     1,195       114        31
Troubled debt restructured loans ..........................      102        48       206     1,052     1,044
                                                              ------    ------    ------    ------    ------
Total non-performing loans ................................    4,225     5,606     3,910     2,184     2,517
Foreclosed assets .........................................       28       306       253        34        77
                                                              ------    ------    ------    ------    ------
Total non-performing assets ...............................   $4,253    $5,912    $4,163    $2,218    $2,594
                                                              ======    ======    ======    ======    ======
Total non-performing loans as a percentage of net loans ...     0.85%     1.41%     1.03%     0.71%     0.87%
                                                              ======    ======    ======    ======    ======
Total non-performing assets as a percentage of total assets     0.29%     0.92%     0.69%     0.43%     0.59%
                                                              ======    ======    ======    ======    ======

     Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of some loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention," although not a "classification," also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved and have the authority to require a savings institution to classify additional assets, or to change the classification of existing classified assets, and, if appropriate, to establish additional reserves. At December 31, 1998, the Bank had $3.1 million of loans criticized as special mention, $3.5 million classified as substandard and $0.2 million classified as doubtful and none as loss. As of December 31, 1998, total nonperforming assets, which includes repossessed assets, amounted to $4.3 million or 0.29% of total assets.

     Allowance for Loan Losses. It is management's policy to maintain an allowance for estimated loan losses based upon an assessment (1) in the case of residential loans, management's review of delinquent loans, loans in foreclosure and market conditions, (2) in the case of commercial business loans and commercial mortgage loans, when a significant decline in value can be identified and (3) in the case of consumer loans, based on the assessment of risks inherent in the loan portfolio. Although management uses available information to make such determinations, future adjustments to allowances may be necessary based on economic and market conditions and as a result of future examinations by regulatory authorities, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. At December 31, 1998, the Bank's allowance for loan losses, which includes a general valuation allowance, amounted to $4.1 million compared to $3.4 million at December 31, 1997.

     The following table sets forth an analysis of the Bank's allowance for loan losses during the years indicated.


                                                                                 At or for the Year Ended December 31,
                                                                      ----------------------------------------------------------
                                                                         1998        1997        1996        1995        1994
                                                                      ---------   ---------   ---------   ---------   ---------
                                                                                        (Dollars In Thousands)

Total loans outstanding ............................................   $ 499,084   $ 400,001   $ 382,987   $ 307,733   $ 291,263
                                                                       =========   =========   =========   =========   =========
Average loans outstanding ..........................................     448,696   $ 391,821   $ 337,780   $ 297,043   $ 282,068
                                                                       =========   =========   =========   =========   =========
Balance at beginning of period .....................................   $   3,415   $   2,901   $   1,767   $   1,642   $   1,471
Charge-offs:
  Mortgage loans ...................................................         (51)        (80)        (67)         --          --
  Consumer loans ...................................................        (165)       (166)        (34)        (32)        (23)
  Commercial business loans ........................................      (1,505)     (1,071)         (9)         --          --
Recoveries .........................................................         246         157          58           7          14
                                                                       ---------   ---------   ---------   ---------   ---------
Net charge-offs ....................................................      (1,475)     (1,160)        (52)        (25)         (9)
Provision for loan losses ..........................................       2,155       1,674          --         150         180
                                                                       ---------   ---------   ---------   ---------   ---------
Acquired allowance .................................................          --          --       1,186          --          --
                                                                       ---------   ---------   ---------   ---------   ---------
Balance at end of period ...........................................   $   4,095   $   3,415   $   2,901   $   1,767   $   1,642
                                                                       =========   =========   =========   =========   =========
Allowance for loan losses as a percentage of total loans outstanding        0.82%       0.85%       0.76%       0.57%       0.56%
                                                                       =========   =========   =========   =========   =========

Net charge-offs as a percentage of average loans outstanding .......        0.33%       0.30%       0.02%       0.01%       0.00%
                                                                       =========   =========   =========   =========   =========

Allowance for loan losses to non-performing loans ..................       96.92%      60.92%      74.19%      80.91%      65.24%
                                                                       =========   =========   =========   =========   =========

     The following table sets forth the allocation of allowance for loan losses by loan category for the years indicated.

                                                               At December 31,
                                       ---------------------------------------------------------------
                                               1998                  1997                  1996
                                       --------------------  --------------------  -------------------
                                                    % of                  % of                  % of
                                                    Total                 Total                 Total
                                        Amount    Loans (1)   Amount    Loans (1)   Amount    Loans (1)
                                       ---------  ---------  ---------  ---------  --------   ---------
                                                     (Dollars in Thousands)
Balance at end of year applicable to:
  Mortgage loans ....................   $1,190     68.5%      $1,050     70.6%      $  906     76.5%
  Consumer loans ....................      827     10.1          815     13.7          877     14.5
  Commercial business loans .........    1,583     21.4        1,358     15.7          813      9.0
  Unallocated .......................      495       --          192       --          305       --
                                        ------   ------       ------   ------       ------   ------
    Total allowance for loan losses .   $4,095    100.0%      $3,415    100.0%      $2,901    100.0%
                                        ======   ======       ======   ======       ======   ======
----------------------------------

(1) Represents percentage of loans in each category to total loans.


                                                                           At December 31,
                                                     ---------------------------------------------------------
                                                                1995                           1994
                                                     ---------------------------    --------------------------
                                                                        % of                           % of
                                                                        Total                          Total
                                                        Amount        Loans (1)       Amount         Loans (1)
                                                     ----------  ---------------  ------------  --------------
Balance at end of year applicable to:
   Mortgage loans .............................      $  591             83.0%          $  593             86.5%
   Consumer loans .............................         610             13.2              453             10.4
   Commercial business loans ..................         116              3.8               90              3.1
   Unallocated ................................         450               --              506               --
                                                     ------           ------           ------           ------
   Total allowance for loan losses ............       1,767            100.0%          $1,642            100.0%
                                                     ======           ======           ======           ======
------------------------------------------


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

     Although OTS regulations generally permit federal associations to own common stock of non-service corporations only in limited circumstances, the Company is not subject to such limitations. Prior to the formation of the Company, as part of its approval of the Bank's conversion from a New Jersey savings bank charter to a federal charter, the OTS authorized the Bank to retain common stocks that it owned at the time of the conversion. This authority expired on December 31, 1997.

     The following table sets forth certain information relating to the Company's investment securities and mortgage-backed securities held to maturity and securities available for sale at the dates indicated.

                                                                                      At December 31,
                                                            --------------------------------------------------------------------
                                                                     1998                  1997                  1996
                                                            ---------------------  --------------------  -----------------------
                                                             Amortized    Market     Amortized    Market     Amortized    Market
                                                               Cost        Value       Cost        Value       Cost        Value
                                                            ---------     ------     ---------    ------     ---------   -------
                                                                                 (Dollars in Thousands)
Investments and mortgage-backed securities
  held to maturity:
  United States government and agency obligations ......    $     --    $     --    $ 11,250    $ 11,217    $ 17,042    $ 16,907
  Obligations of state and political subdivisions ......       1,383       1,538       1,594       1,712       3,400       3,497
  Federal Home Loan Bank stock .........................      29,055      29,055       3,386       3,386       3,089       3,089
  Mortgage-backed securities ...........................      17,395      17,607      35,098      35,338      48,618      48,587
  Corporate bonds ......................................       4,056       4,068      13,013      13,039      17,493      17,521
                                                            --------    --------    --------    --------    --------    --------
Total securities held to maturity including
  Federal Home Loan  Bank stock ........................      51,889      52,268      64,341      64,692      89,642      89,601
                                                            --------    --------    --------    --------    --------    --------
Investments and mortgage-backed securities
  available for sale: (1)
  United States treasury securities ....................      18,964      19,059      43,930      44,058      65,336      65,507
  United States government and agency obligations ......      48,352      49,109      49,402      49,923       9,924       9,767
  Obligations of state and political subdivisions ......         300         300          --          --          --          --
  Equity securities ....................................      18,914      18,414          10          10         894       3,201
  Mortgage-backed securities-United States Agency ......      47,295      47,948      14,903      15,098
  REMICs ...............................................     639,747     639,747          --          --          --          --
  Corporate bonds ......................................      36,577      36,876      28,284      28,249       9,151       9,172
                                                            --------    --------    --------    --------    --------    --------
Total securities available for sale ....................     810,149     811,453     136,529     137,338      85,305      87,647
                                                            --------    --------    --------    --------    --------    --------
Total investments ......................................    $862,038    $863,721    $200,870    $202,030    $174,947    $177,248
                                                            ========    ========    ========    ========    ========    ========

     As of December 31, 1998, the Company's investment securities held to maturity portfolio had a carrying value of $51.9 million, of which $29.1 million was Federal Home Loan Bank ("FHLB") stock. As of that same date, the Bank's securities available for sale portfolio had an estimated market value of $811.5 million, of which $68.2 million were securities issued by the U.S. Treasury and federal government agencies, and $743.3 million were other bonds, equity securities, obligation of state and political subdivisions and mortgage-backed securities.

     At December 31, 1998, $7.6 million, or 14.6%, of the $51.9 million of total securities held to maturity by the Company were scheduled to mature within one year and had a weighted average yield of 6.25%. At December 31, 1998, $666.5 million, or 82.3%, of the $810.1 million of securities available for sale by the Company were scheduled to mature within one year and had a weighted average yield of 6.57%.

     The following table sets forth the scheduled maturities, carrying values, amortized cost, market values and weighted average yields for the Company's investment portfolio at December 31, 1998.

                                                                                        At December 31, 1998
                                                            ------------------------------------------------------------------------
                                                               Within One Year        One to Five Years       Five to Ten Years
                                                            ----------------------- ---------------------- -------------------------
                                                                           Weighted              Weighted                 Weighted
                                                              Amortized     Average   Amortized   Average   Amortized      Average
                                                                 Cost        Yield       Cost      Yield       Cost         Yield
                                                            ------------  ---------   ---------  --------    --------  -------------
                                                                                      (Dollars in Thousands)
Investments and mortgage-backed
 securities held to maturity:
Mortgage-backed securities .................................   $  4,412       6.30%   $  7,510       6.71%   $    812       7.96%
Federal Home Loan Bank stock................................
United States agency obligations............................
Obligations of state and political subdivisions ............        176       6.59%        517       6.67%         90       8.83%
Corporate bonds ............................................      3,000       6.16%         60       5.82%        996       7.40%
                                                               --------               --------               --------
  Total securities held to maturity ........................   $  7,588       6.25%   $  8,087       6.70%   $  1,898       7.71%
                                                               ========               ========               ========
Investments and mortgaged backed securities
 available for sale:
Mortgage-backed securities-United States
 Agency ....................................................                            15,988       6.21%     20,751       6.14%
REMICs .....................................................    639,747       6.59%
United States treasury securities ..........................     16,300       6.10%      2,664       5.97%
United States agency obligations ...........................        260       7.46%     11,793       6.00%     36,299       7.25%
Obligations of State and Political subdivisions ............                                                      300
Equity securities...........................................
Corporate bonds ............................................     10,237       6.06%     24,044       6.05%      1,286       6.51%
                                                               --------               --------               --------
  Total securities available for sale ......................   $666,544       6.57%   $ 54,489       6.08%   $ 58,636       6.82%
                                                               ========               ========               ========

                                                              -------------------------------------------------------------
                                                                More than Ten Years                  Total
                                                              ------------------------    ---------------------------------
                                                                              Weighted                 Weighted
                                                               Amortized       Average    Amortized     Market      Average
                                                                  Cost          Yield       Cost        Value        Yield
                                                               ---------      --------    ---------    --------     --------
Investments and mortgage-backed
 securities held to maturity:
Mortgage-backed securities ..............................       $  4,661         7.14%    $ 17,395      $ 17,607       6.77%
Federal Home Loan Bank stock ............................         29,055         7.00%      29,055        29,055       7.00%
United States agency obligations
Obligations of state and political subdivisions .........            600        10.78%       1,383         1,538       8.58%
Corporate bonds .........................................                                    4,056         4,068       6.46%
                                                                --------                  --------      --------
  Total securities held to maturity .....................       $ 34,316         7.09%    $ 51,889      $ 52,268       6.92%
                                                                ========                  ========      ========
Investments and mortgaged backed securities
 available for sale:
Mortgage-backed securities-United States
 Agency .................................................         10,556         7.42%      47,295        47,948       6.45%
REMICs ..................................................                                  639,747       639,747       6.59%
United States treasury securities .......................                                   18,964        19,059       6.08%
United States agency obligations ........................                                   48,352        49,109       6.94%
Obligations of State and Political subdivisions .........                                      300           300       4.10%
Equity securities .......................................         18,914         1.93%      18,914        18,414       1.93%
Corporate bonds .........................................          1,010         5.80%      36,577        36,876       6.07%
                                                                --------                  --------      --------
  Total securities available for sale ...................       $ 30,480         3.96%    $810,149      $811,453       6.46%
                                                                =========                 ========      ========

     Cash and Cash Equivalents. The Company also had cash and cash equivalents consisting primarily of cash due from banks and federal funds sold totaling $81.3 million and $15.5 million at December 31, 1998 and December 31, 1997, respectively.

Mortgage-Backed Securities

     The Company has invested in a variety of mortgage-backed security types. The portfolio consists of privately issued AAA rated real estate mortgage investment conduit ("REMIC") securities purchased subject to agreements to sell those securities to Sovereign (see "Agreements to Sell Securities"), and government agency backed mortgage obligations. Mortgage-backed securities insured by government agencies are guaranteed by the Government National Mortgage Association (Ginnie Mae), Freddie Mac, or Fannie Mae. Mortgage-backed securities increase the liquidity and the quality of the Bank's assets by virtue of their greater liquidity compared to individual mortgage loans, the guarantees that back the securities themselves and their ability to be used to collateralize borrowings or other obligations of the Bank, including repurchase agreements (see "Borrowings").

     At December 31, 1998, the Bank's mortgage-backed securities in the held to maturity category had a carrying value and estimated market value of $17.4 million and $17.6 million respectively. At December 31, 1998, the Company and the Bank held REMICs with a carrying value of $36.8 million and $602.9 million respectively subject to agreements to sell the securities to Sovereign. (See "Agreements to Sell Securities.")

     At December 31, 1998, the Company's mortgage-backed securities - United States Agency and REMICs in the available for sale category had a carrying value and market value of $687.0 million and $687.7 million respectively. All mortgage-backed securities not subject to agreements to sell to Sovereign are backed by government agencies. As of December 31, 1998, these agency backed securities had a carrying value and market value of $47.3 million and $47.9 million, respectively.

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

         The following table sets forth the dollar amounts of the various types of deposit accounts offered by the Bank between the dates indicated.

                                                                                At December 31,
                                         ------------------------------------------------------------------------------------------
                                                      1998                              1997                           1996
                                         ------------------------------  --------------------------------  ------------------------
                                          Amount     Percent   $ Change    Amount      Percent   $ Change     Amount       Percent
                                         ---------  ---------  --------  ----------  ----------  --------  -------------  ---------
                                                                         (Dollars in Thousands)
Certificates of deposit:
  Maturing within 12 months ............ $216,517       42.9%  $(12,955)   $229,472       46.5%  $ 40,728    $188,744       38.4%
  Maturing within 13-24 months .........   56,338       11.2     18,154      38,184        7.7     (1,619)     39,803        8.2
  Maturing within 25-36 months .........    6,871        1.4    (10,889)     17,760        3.5     (2,538)     20,298        4.1
  Maturing beyond 36 months ............   11,387        2.3      7,950       3,437        0.7    (44,264)     47,701        9.7
                                         --------   --------   --------    --------   --------   --------    --------   --------
    Total certificates of deposit ......  291,113       57.8      2,260     288,853       58.4     (7,693)    296,546       60.4
                                         --------   --------   --------    --------   --------   --------    --------   --------

Transaction accounts:
  NOW ..................................   23,628        4.7      7,854      15,774        3.2       (657)     16,431        3.3
  Noninterest-bearing demand ...........   33,407        6.6      5,243      28,164        5.7      2,798      25,366        5.2
  Passbook statement ...................   87,435       17.3     (6,573)     94,008       19.1    (10,202)    104,210       21.2
  Club accounts ........................      247         --        (17)        264        0.1         (5)        269        0.1
  Money market demand deposits .........   64,350       12.7      2,893      61,457       12.5     16,663      44,794        9.1
  Other ................................    4,720        0.9       (160)      4,880        1.0      1,250       3,630        0.7
                                         --------   --------   --------    --------   --------   --------    --------   --------
    Total transaction accounts .........  213,787       42.2      9,240     204,547       41.6      9,847     194,700       39.6
                                         --------   --------   --------    --------   --------   --------    --------   --------
    Total deposits ..................... $504,900      100.0%  $ 11,500    $493,400      100.0%  $  2,154    $491,246      100.0%
                                         ========   ========   ========    ========   ========   ========    ========   ========

     The following table shows the interest rate and maturity information for the Bank's certificates of deposit at December 31, 1998.

                                              Over 1         Over 2
                              1 Year          Through        Through         Over 3
Interest Rate                 or Less         2 Years        3 Years          Years          Total
                            -----------     -----------    -----------    -----------     -----------
                                                      (Dollars in Thousands)
3-4% .....................  $    6,153      $      13      $       --     $        20     $    $6,186
4.01-5% ..................      52,213          4,037             589             859          57,698
5.01-6% ..................     154,267         40,947           6,252          10,473         211,939
6% and above .............       3,884         11,341              30              35          15,290
                            ----------      ---------      ----------     -----------     -----------
  Total ..................  $  216,517      $  56,338      $    6,871     $    11,387     $   291,113
                            ==========      =========      ==========     ===========     ===========

     The following table sets forth the scheduled maturities of the Bank's certificates of deposit having principal amounts of $100,000 or more at December 31, 1998.

                                                      Certificates
         Maturity Period                               of Deposit
                                                     (In Thousands)

         Three months or less......................     $ 9,734
         Over three through six months.............       7,013
         Over six through twelve months............       5,109
         Over twelve months........................       5,735
                                                        -------
           Total...................................     $27,591
                                                        =======

     The following table sets forth the savings activities of the Bank during the years indicated.

                                                     Year Ended December 31,
                                            ----------------------------------------
                                               1998            1997           1996
                                            ---------       ---------      ---------
                                                     (Dollars In Thousands)
Net decrease before interest credited
  and assumption of liabilities ..........  $ (8,826)       $(17,668)      $(10,642)
Deposit liabilities acquired .............        --              --         73,177
Interest credited ........................    20,326          19,822         17,941
                                            --------        --------       --------
Net increase in deposits .................  $ 11,500        $  2,154       $ 80,476
                                            ========        ========       ========

     The following table sets out the average balances in the main categories of the Bank's deposit base, for the years indicated.

                                                         1998                  1997                  1996
                                                 --------------------  --------------------  --------------------
                                                  Average    Average    Average    Average    Average    Average
                                                  Balance     Rate      Balance     Rate      Balance     Rate
                                                 ---------  ---------  ---------  ---------  ---------  ---------
                                                                      (Dollars in Thousands)
Average certificates of deposit ........         $ 288,700      5.40%  $ 290,007      5.36%  $ 271,362      5.18%
                                                 =========             =========             =========
Interest-bearing savings deposits ......            92,518      2.29     100,603      2.21      94,569      2.54
Money market accounts ..................            59,770      3.52      50,509      3.34      33,841      3.54
Demand deposit accounts ................            21,829      1.56      27,592      1.26      16,971      1.74
Other deposit accounts .................            33,616      0.50      19,621        --      15,195        --
                                                 ---------             ---------             ---------
Average core deposits ..................         $ 207,733      2.28   $ 198,325      2.15   $ 160,576      2.43
                                                 =========             =========             =========

  Total average deposits ...............         $ 496,433      4.09%  $ 488,332      4.06%  $ 431,938      4.15%
                                                 =========             =========             =========

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

     On November 16, 1998 and December 10, 1998 the Bank entered into collateralized borrowing agreements with the FHLB. The monies received from these agreements funded the acquisition of three private REMICs, rated Aaa, which are subject to agreements to sell to Sovereign. (See "Agreements to Sell Securities.")

     In January 1997, the Board of Directors approved a borrowing agreement with Morgan Stanley & Co., Inc. Pursuant to the borrowing agreement, the Bank borrowed $30.0 million at an interest rate of 6.02% and for a term of three years, and purchased a FNMA security that yields approximately 7.2%, matures approximately ten years after the date of the purchase and is callable after three years.

     The following table sets forth the terms of the FHLB borrowings and collateral.

           Amount    Borrowing  Maturity  Certificate   Amortized
Rate      Borrowed     Date       Date    Face Value      Value           Collateral                   Rating    Yield
----     ---------   ---------  --------  ----------    ---------    --------------------------------  --------  -----
5.11%    $ 297,100   11/16/98   7/1/99     $300,000     $285,610       Residential Funding Mtg. Sec.     Aaa      6.78%
                                                                           6.75% due 8/25/2028

5.08%     $284,000   12/10/98   7/1/99     $238,125     $231,825       Citicorp Mtg. Sec. Corp.          Aaa      6.36%
                                                                           6.25% due 11/25/2028

                                           $ 50,000     $ 47,766       Residential Funding Mtg. Sec.     Aaa      6.75%
                                                                           6.75% due 8/25/2028

     The following table sets forth the maximum month-end balance and average monthly balance of FHLB advances and other borrowings for the year indicated.

                                                                  For the
                                                                Year Ended
                                                                December 31,
                                                        1998                    1997
                                               ---------------------   -------------------
                                                             (Dollars in thousands)
Maximum Balance:
---------------
FHLB advances..................................$         581,000       $            --
Other secured borrowing .......................           30,000                30,000

Average Balance:
---------------
FHLB advances .................................           54,561                    --
Other secured borrowing .......................           30,000                30,000

Weighted Average Interest Rate:
------------------------------
FHLB advances .................................             5.10%                   --
Other secured borrowing .......................             6.02%                 6.02%

     The following table sets forth certain information as to the Bank's borrowings at the date indicated.

                                                                       At
                                                                   December 31,
                                                               1998            1997
                                                            ----------      ----------
                                                                  (In thousands)
FHLB advances ...........................................   $  581,100      $       --
Other secured borrowing .................................       30,000          30,000
                                                            ----------      ----------
   Total borrowings .....................................   $  611,100      $   30,000

Weighted average interest rate of FHLB advances .........         5.10%             --

Weighted average interest rate of other secured borrowing         6.02%           6.02%

Agreements to Sell Securities

     Peoples Bancorp, Inc. and the Bank have entered into four agreements to sell securities to Sovereign. The agreements were entered into for the purpose of leveraging the balance sheet of the Company. The Agreements provide that in the event the merger is not completed by the later of July 1, 1999 (the "Merger Agreement Date") or such later date as may be agreed upon by the parties no later than 10 days after the Merger Agreement Date, Sovereign will purchase the securities at the amortized book value.

         The following table sets forth the agreement maturities and assets under repurchase agreement for the Company and the Bank.

(In Thousands)

                             Certificate   Amortized
         Term                Face Value      Value                  Issue                   Rating         Yield
------------------------     -----------   ---------  --------------------------------     --------     ----------
With Trenton Savings Bank

11/05/98-7/1/99              $  51,161    $  37,701   Northwest Asset Securities Corp.          Aaa          6.52%
                                                             6.52% due 2/25/2028

11/16/98-7/1/99              $ 300,000    $ 285,610     Residential Funding Mtg. Sec            Aaa          6.78%
                                                             6.75% due 8/25/2028

12/10/98-7/1/99              $ 238,125    $ 231,825       Citicorp Mtg. Sec. Corp.              Aaa          6.36%
                                                            6.25% due 11/25/2028

12/10/98-7/1/99              $  50,000    $  47,766     Residential Funding Mtg. Sec.           Aaa          6.75%
                                                             6.75% due 8/25/2028

With the Company

11/5/98-7/1/99               $  50,000    $  36,845     Northwest Asset Securities Corp.        Aaa          6.52%
                                                             6.52% due 2/25/2028

     Quarterly Financial Information. The following table summarizes certain 1998 and 1997 quarterly financial data.

                                                                Quarter Ended
                                             --------------------------------------------------
                                             December 31, September 30,  June 30,    March 31,
                                                1998         1998          1998         1998
                                             -----------  -----------  -----------  -----------
                                                               (In Thousands)
Interest income...........................   $ 18,323     $ 14,426     $ 14,340     $ 11,314
Interest expense..........................      8,313        5,536        5,593        5,538
Net interest income.......................     10,010        8,890        8,747        5,776
Provision for loan losses.................        899          709          361          186
Gain on security transactions.............        191          300           50           --
Operating expenses........................      4,229        3,984        3,764        3,804
Income before tax expense.................      5,988        5,374        5,530        2,778
Net income for the quarter................      3,589        3,278        3,499        1,703
Earnings per share-Basic..................        .10          .09          .10          .05
Earnings per share-Diluted................        .10          .09          .10          .05

                                                                Quarter Ended
                                             -------------------------------------------------
                                             December 31, September 30,   June 30,   March 31,
                                                1997         1997          1997         1997
                                             -----------  -----------  -----------  -----------
                                                               (In Thousands)
Interest income...........................   $ 11,375     $ 11,009     $ 10,827     $ 10,646
Interest expense..........................      5,608        5,571        5,324        5,328
Net interest income.......................      5,767        5,438        5,503        5,318
Provision for loan losses.................        186        1,274          204           10
Gain on security transactions.............         --        1,676          913          334
Operating expenses........................      3,600        3,751        3,073        3,019
Income before tax expense.................      2,560        2,619        3,558        3,052
Net income for the quarter................      1,565        1,668        2,276        1,953
Earnings per share-Basic..................       0.05         0.05         0.06         0.06
Earnings per share-Diluted................       0.05         0.05         0.06         0.06

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

         As of June 30, 1998, 35 commercial banks, 69 credit unions, and 42 savings institutions maintained 689 branch offices in the Bank's market area. The Bank encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has historically come from commercial and savings banks, other savings associations, and credit unions in its market area. The Bank expects continued strong competition from such financial institutions in the foreseeable future, including increased competition from "super-regional" banks entering the market by purchasing large banks and savings institutions, as well as institutions marketing "non-traditional" investments. Many of these regional institutions have greater financial and marketing resources available to them than does the Bank. As of June 30, 1998, the Bank held approximately 2.6% of all deposits held by commercial banks, credit unions, and savings associations in the Bank's three county market area. The Bank competes for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial services.

         The competition for real estate and other loans comes principally from commercial banks, other savings institutions, and mortgage banking companies. The Bank is one of a large number of institutions that compete for real estate loans in the Bank's market area. This competition for loans has increased substantially in recent years. Many of the Bank's competitors have substantially greater financial and marketing resources available to them than does the Bank. The Bank competes for real estate loans primarily through the interest rates and loan fees it charges and advertising.

Personnel

         The Bank and its subsidiaries TSBF and MTB had 155 full-time equivalent employees at December 31, 1998. None of these employees is party to a collective bargaining agreement, and the Bank believes that it enjoys good relations with its personnel.

                                   REGULATION

         As a federally chartered BIF-insured savings association, the Bank is subject to examination, supervision and extensive regulation by the OTS and the FDIC. The Bank is a member of the FHLB system. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The Bank also is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. The OTS examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that they may find in the Bank's operations. The FDIC also examines the Bank in its role as the administrator of the BIF. The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents. Any change in such regulation, whether by the FDIC, OTS, or Congress, could have a material adverse impact on the Holding Company and the Bank and their operations.

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

         Recent legislation also expands the QTL test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card and education loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10 % of total assets, plus an additional 10% for small business loans. Loans for personal, family and household purposes (other than credit card, small business and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of total assets. At December 31, 1998, under the expanded QTL test, approximately 86.7% of the Bank's portfolio assets were qualified thrift investments.

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

         Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the quarter ended December 31, 1998 was 36.2%, which exceeded the then applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Community Reinvestment Act and Fair Lending Laws. Savings associations share a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to complete with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received a satisfactory CRA rating under the current CRA regulations in its most recent federal examination by the OTS.

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

         The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3% leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and, within specified limits, the allowance for loan and lease losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. At December 31, 1998, the Bank exceeded each of the three OTS capital requirements on a fully phased-in basis. Set forth below is a summary of the Bank's compliance with the OTS capital standards as of December 31, 1998.

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

Prompt Corrective Regulatory Action

         Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 3.0% is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 1.5% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. As of December 31, 1998, the Bank was considered "well capitalized."

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

Federal Home Loan Bank System

         The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB-New York, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 5% of its advances from the FHLB, whichever is greater.

         On November 16, 1998 and December 10, 1998 the Bank borrowed $297.1 million and $284.0 million respectively from the FHLB which were collateralized by various mortgage pass through securities. In accordance with FHLB borrowing requirements, the Bank increased its holdings of FHLB stock to $29.1 million at December 31, 1998 from $3.4 million at December 31, 1997. See "Business-Sources of Funds-Borrowings."

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. Dividends paid by the FHLB to the Bank for the year ended December 31, 1998 totaled $406,542.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). As of December 31, 1998, the Bank was in compliance with these requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

Holding Company Regulation

         The Company. The Company is a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As such, the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank must notify the OTS 30 days before declaring any dividend to the Company.

         As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. Upon any non-supervisory acquisition by the Company of another savings association, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company ("BHC") Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation. Legislation has recently been proposed in various forms that would treat all savings and loan holding companies as bank holding companies and limit the activities of such companies to those permissible for bank holding companies.

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

Federal Securities Laws

         The Common Stock is registered with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

                                    TAXATION

Federal Income Taxation

         General. The Company is subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Bank.

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

         Bad Debt Reserves. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific charge off method in computing its bad debt deduction beginning with its 1996 Federal tax return. In addition, the federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of such reserve subject to recapture as of December 31, 1998, was approximately $2.0 million

         Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or cease to maintain a bank charter.

         At December 31, 1998, the Bank's total federal pre-1988 reserve was approximately $3.5 million. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made.

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

         Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At December 31, 1998, the Bank had no net operating loss carryforwards for federal income tax purposes.

         Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations in which a corporate recipient owns at least 20% but generally less than 80% of the corporation, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

         The Bank's federal tax return has not been audited by the Internal Revenue Service for any of the last ten years.


State and Local Taxation

         State of New Jersey. The Bank files New Jersey income tax returns. For New Jersey income tax purposes, savings institutions are presently taxed at a rate equal to 3% of taxable income. For this purpose, "taxable income" generally means federal taxable income, subject to certain adjustments (including the addition of net interest income on state and municipal obligations). The Bank is not currently under audit with respect to its New Jersey income tax returns.

         The Company is required to file a New Jersey income tax return because it conducts business in New Jersey. For New Jersey tax purposes, regular corporations are presently taxed at a rate equal to 9% of taxable income. For this purpose, "taxable income" generally means Federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligation). However, if the Company meets certain requirements, it may be eligible to elect to be taxed as a New Jersey Investment Company at a tax rate presently equal to 2.25% (25% of 9%) of taxable income.

         Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2.  PROPERTIES
-------------------

         At December 31, 1998, the Bank conducted its business from its corporate center in Lawrenceville, New Jersey and 14 full service branch offices located in Mercer and Burlington Counties, New Jersey. The aggregate net book value of the Company's premises and equipment was $6.8 million as of December 31, 1998. The following table sets forth certain information regarding the corporate center, trust center, and 14 branch offices of the Bank at December 31, 1998.

                                   Year         Leased       Lease Expiration
    Description/Address           Opened         Owned             Date
    -------------------           ------         -----             ----

Administrative Office
134 Franklin Corner Road           1993          Owned
Lawrenceville, New Jersey

Branch Offices
Trenton Branch                     1994         Leased         July 31, 1999
33 West State Street                                        Three 5-year options
Trenton, New Jersey

Ewing Branch                       1976         Leased        August 31, 2006
1980 North Olden Avenue                                     Two 10-year options
Trenton, New Jersey

Hamilton Branch                    1977         Leased        April 30, 2007
2465 South Broad Street                                     Two 10-year options
Trenton, New Jersey

Robbinsville Branch                1980          Owned
2371 Route 33 & 526
Robbinsville, New Jersey

                                    Year        Leased      Lease Expiration
    Description/Address           Opened         Owned            Date
    -------------------         ----------       -----            ----

Lawrenceville Branch                1990        Leased      January 31, 2000
2495 Brunswick Avenue                                       Two 5-year options
Lawrenceville, New Jersey

Pennington Branch                   1991         Owned
2583 Pennington Road
Pennington, New Jersey

Burlington Branch                   1983         Owned
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
1660 Beverly Road
Burlington, NJ 08016

Delanco Branch                      1989        Leased       August 31, 1999
Burlington Avenue & Coopertown Road                         Three 5-year options
Delanco, NJ 08075

Leisure Village West Branch         1997        Leased       February 28, 2007
3-C Buckingham Drive                                        Two 5-year options
Lakehurst, NJ 08733

Trust Services Center
Manchester Trust                    1997        Leased       May 30, 2000
2002 Route 70
Lakehurst, NJ 08733

ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         In the normal course of business, the Company and the Bank may be parties to various outstanding legal proceedings and claims. In the opinion of management, the financial condition of the Company and the Bank will not be materially affected by the outcome of such legal proceedings and claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         No matters were submitted during the fourth quarter of fiscal year ended December 31, 1998 to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR BANK'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

         There is an established market for the Common Stock which is currently listed on the Nasdaq National Market under the symbol, "TSBS," and the Company had 32 market makers as of December 31, 1998.

         The following table sets forth the high and low bid quotes for the Common Stock, and prior to the issuance of the Common Stock, the Mid-Tier Common Stock, and the cash dividends declared for the years ended December 31, 1997 and 1998. Information regarding the Mid-Tier Common Stock has been adjusted to reflect the April 8 conversion of each share of Mid-Tier Common Stock into
3.8234 shares of Common Stock.


                                                                                    Cash
Fiscal Year Ended                                                                 Dividends
December 31, 1998                                            High        Low      Declared
-----------------                                          --------    -------    --------
First quarter........................................       11.77      10.20        .0229
Second quarter.......................................       11.38       9.94        .0250
Third quarter........................................       10.19       6.97        .0250
Fourth quarter.......................................       11.00       7.00        .0250

Fiscal Year Ended
December 31, 1997
-----------------

First quarter........................................        4.87       4.12        .0229
Second quarter.......................................        5.39       4.67        .0229
Third quarter........................................        8.76       5.00        .0229
Fourth quarter.......................................       11.96       7.32        .0229

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
--------------------------------------------------------------------------------

         The following tables set forth selected consolidated historical financial and other data of the Company (including its subsidiaries) for the years indicated. The information is derived in part from and should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company contained elsewhere herein.

                                                                           At December 31,
                                                   --------------------------------------------------------------
                                                     1998          1997         1996         1995         1994
                                                   ---------    ---------    ---------    ---------     --------
                                                                           (In Thousands)
Selected Financial Condition Data:
Total assets...................................   $1,469,598    $ 640,419    $ 601,016    $ 514,218     $441,019
Cash and cash equivalents......................       81,268       15,546       20,938       16,253       12,665
Securities available for sale..................      811,453      137,338       87,648       83,776       64,961
Securities held to maturity:
   Debt securities.............................        5,438       25,857       37,935       36,945       27,017
   Mortgage-backed securities..................       17,396       35,098       48,618       54,316       35,087
   Federal Home Loan Bank stock................       29,055        3,386        3,089        2,864        2,495
Loans, net.....................................      494,569      396,448      380,288      306,093      289,504
Deposits.......................................      504,900      493,400      491,246      410,770      377,559
Stockholders' equity...........................      339,870      110,038      103,352       97,542       58,769
Intangible assets..............................        9,757       10,604        9,164        2,325           --
Borrowings.....................................      611,100       30,000           --           --           --

                                                                      Years Ended December 31,
                                                   -------------------------------------------------------------
                                                     1998          1997         1996         1995         1994
                                                   ---------    ---------    ---------    ---------     --------
                                                                           (In Thousands)
Selected Operating Data:
Total interest income..........................    $  58,403    $  43,857    $  36,903    $  33,518     $ 29,468
Total interest expense.........................       24,980       21,831       17,941       17,010       12,851
                                                   ---------    ---------    ---------    ---------     --------
   Net interest income.........................       33,423       22,026       18,962       16,508       16,617
Provision for loan losses......................        2,155        1,674           --          150          180
                                                   ---------    ---------    ---------    ---------     --------
   Net interest income after provision for
    loan losses................................       31,268       20,352       18,962       16,358       16,437
Other income...................................        4,183        4,880        3,818        4,946        3,150
Operating expenses.............................       15,781       13,443        9,669        7,792        7,475
                                                   ---------    ---------    ---------    ---------     --------
Income before income taxes.....................       19,670       11,789       13,111       13,512       12,112
Income taxes...................................        7,601        4,327        4,720        4,864        4,437
                                                   ---------    ---------    ---------    ---------     --------
Net income.....................................    $  12,069    $   7,462    $   8,391    $   8,648     $  7,675
                                                   =========    =========    =========    =========     ========

                                                                 At or for the years Ended December 31,
                                                     -------------------------------------------------------------
                                                       1998          1997         1996         1995         1994
                                                     ---------    ---------    ---------    ---------     --------
                                                                           (In Thousands)
Selected Operating Ratios and Other Data (1):

Performance Ratios (2):
Return on average assets.........................        1.35%        1.18%        1.56%        1.73%        1.72%
Return on average equity.........................        4.24%        6.99%        8.34%       11.33%       13.45%
Interest rate spread (3).........................        2.60%        3.09%        2.98%        2.96%        3.49%
Net interest margin (3)..........................        3.74%        3.66%        3.66%        3.47%        3.87%
Net interest income after provision for
   loan losses to total operating expense........      198.14%      151.39%      196.11%      209.93%      219.89%
Operating expenses to average total assets.......        1.77%        2.13%        1.80%        1.56%        1.67%
Efficiency ratio (4).............................       40.06%       52.66%       46.53%       43.84%       42.95%

Asset Quality Ratios:
Nonperforming loans to net loans at end of year..         .85%        1.41%        1.03%        0.71%        0.87%
Nonperforming assets to total assets at
   end of year...................................         .29%         .92%        0.69%        0.43%        0.59%
Allowance for loan losses to
   nonperforming loans at end of year............       96.92%       60.92%       74.19%       80.91%       65.24%
Average interest-earning assets to
   average interest-bearing liabilities..........      145.71%      115.62%      119.80%      114.32%      112.72%

Capital and Equity Ratios: (1)
Average equity to average assets.................       31.86%       16.89%       18.67%       15.27%       12.78%
Equity to assets at end of year..................       23.13%       17.18%       17.20%       18.97%       13.33%

Per Share Data (2):
Book value per share.............................  $     9.51   $     9.29   $     9.10   $     8.94          N/A
Earnings per share
   Basic (5).....................................  $     0.34   $     0.22   $     0.25          N/A          N/A
   Diluted (5)...................................  $     0.34   $     0.22   $     0.25          N/A          N/A

Other Data:
Full service offices.............................          14           14           14           10            9

-----------------------
(1) The Minority Stock Offering, which raised net proceeds of $29.6 million, was completed on August 3, 1995. The Conversion, which raised net proceeds of $217 million was completed on April 8, 1998.
(2) During the fiscal years ended December 31, 1998, 1997 and 1996, the Bank recorded net securities gains of $.5 million, $2.9 million and $2.8 million, respectively. The Bank's portfolio of equity securities was completely divested as of December 31, 1998 and management believes that the Company's earnings in the future will not be enhanced by net securities gains in the amounts recently experienced by the Bank.
(3) Interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average costs of average interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.
(4) The efficiency ratio is calculated by dividing non-interest expense, net of nonrecurring items and amortization of intangible assets into net interest income before provision for loan losses plus non-interest income, net of non-recurring items.
(5) In 1997, the Bank adopted SFAS No. 128. Per share amounts for prior years have been restated. The adoption of SFAS 128 did not have a material effect on the Company's reported earnings per share. In addition, the earnings per share for 1997 and prior years have been adjusted to reflect the exchange of previously outstanding shares of Mid Tier Holding Company common stock for shares of Common Stock at an exchange rate of 3.8243 shares of Common Stock for each share of Mid-Tier Holding Company common stock in connection with the Conversion.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

General

         The profitability of the Company depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans and investment securities and interest expense on interest-bearing deposits and borrowed funds. Recognizing that sole reliance upon net interest income for earnings is becoming an increasing matter of concern the Company has formed an asset-based lending arm and acquired a trust company as the first steps towards increasing off-balance sheet income. The Company's net income also is dependent, to a lesser extent, on the level of its other operating income (including service charges and, when available, gains on sales of securities) and operating expenses, such as salaries and employee benefits, net occupancy expense, deposit insurance premiums, professional fees, goodwill amortization, data processing and miscellaneous other expenses, as well as federal and state income tax expenses.

          The Company signed a definitive agreement and plan of merger on September 7, 1998 providing for its merger with and into Sovereign Bancorp, Inc. Under the terms of the merger agreement each share of the Company will be exchanged for .80 shares of Sovereign Bancorp, Inc. common stock. The merger is expected to be completed in the second quarter of 1999 pending shareholder and regulatory approval. The transaction will be accounted for under the purchase accounting method for business combinations. (See "The Merger Agreement").

Market Risk and Asset and Liability Management

         General. The Company's most significant form of market risk is interest rate risk, as the majority of the Company's assets and liabilities are sensitive to interest rate changes. It is the objective of the Company to minimize, to the degree prudently possible, its exposure to interest rate risk, while maintaining an acceptable interest rate spread. Interest rate spread is the difference between the Company's yield on its interest-earning assets and its cost of interest-bearing liabilities. Interest rate risk is generally understood to be the sensitivity of the Company's earnings, net asset values, and stockholders' equity to changes in market interest rates.

         Changes in interest rates affect the Company's earnings. The effect on earnings of changes in interest rates generally depends on how quickly the Company's yield on interest-earning assets and cost of interest-bearing liabilities react to the changes in market rates of interest. If the Company's cost of deposit accounts reacts more quickly to changes in market interest rates than the yield on the Company's mortgage loans and other interest-earnings assets, then an increasing interest rate environment is likely to adversely affect the Company's earnings and a decreasing interest rate environment is likely to favorably affect the Company's earnings. On the other hand, if the Company's yield on its mortgage loans and other interest-earnings assets reacts more quickly to changes in market interest rates than the Company's cost of deposit accounts, then an increasing interest rate environment is likely to favorably affect the Company's earnings and a decreasing interest rate environment is likely to adversely affect the Company's earnings. Interest rate sensitivity is managed by the Asset/Liability Management Committee ("ALCO"). The principal objective of ALCO is to maximize income within acceptable levels of established risk policy.

         The table set forth below shows that the Company's interest-bearing liabilities which mature or reprice within short periods exceed its interest-earning assets with similar characteristics. Accordingly, a material and prolonged increasing interest rate environment generally would adversely affect net interest income, while a material and prolonged decreasing interest rate environment generally would have a positive effect on net interest income.

         The Company's current investment strategy is to maintain an overall securities portfolio that provides a source of liquidity and that contributes to the Company's overall profitability and asset mix within given quality and maturity considerations. The securities portfolio is concentrated in U.S. Treasury and federal government agency securities providing high asset quality to the overall balance sheet mix. Most securities recently purchased by the Company were for the purpose of leveraging the Company's balance sheet. These securities have been classified as available for sale to provide management with the flexibility to make adjustments to the portfolio given changes in the economic or interest rate environment, to fulfill unanticipated liquidity needs, or to take advantage of alternative investment opportunities.

         The following table presents the difference between the Company's interest-earning assets and interest-bearing liabilities at December 31, 1998 expected to reprice or mature, based on certain assumptions, in each of the future time periods shown. This table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is subject to competitive and other limitations. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes.


                                                       More than      More than
                                          Within      One Year to     Three Years       Over
                                         One Year     Three Years    to Five Years   Five Years         Total
                                        ----------   -------------   -------------   ----------      ---------
Interest-earning assets:
  Mortgage loans:
    Fixed-rate......................... $  25,347      $  40,035       $  21,042      $  81,115      $ 167,539
    Adjustable-rate....................   105,281         37,598          25,742          5,687        174,308
  Non-mortgage loans:
    Fixed-rate.........................    30,949         26,758          20,043         11,104         88,854
    Adjustable rate....................    47,322         16,212           4,029            820         68,383
  Securities available for sale: (1)
    Debt securities....................    26,797         38,110             391         38,895        104,193
    Equity securities..................        --             --              --         18,914         18,914
    Mortgage-backed securities (2) ....   645,424          9,389          15,708         16,521        687,042
  Securities held to maturity:
    Debt Securities....................     3,175            342             236          1,686          5,439
    Mortgage-backed securities.........     5,971          7,697             841          2,886         17,395
    Federal Home Loan Bank stock.......        --             --              --         29,055         29,055
Federal funds sold.....................    69,600             --              --             --         69,600
                                        ---------      ---------       ---------      ---------      ---------
Total interest-earning assets.......... $ 959,866      $ 176,141       $  88,032      $ 206,683      $1,430,722
                                        =========      =========       =========      =========      ==========

Interest-bearing liabilities:
  Deposits:
    Demand accounts....................    31,526         18,916          12,863         62,800        126,105
    Savings accounts...................    17,536         13,328          10,227         46,591         87,682
  Certificates of deposit..............   216,517         63,209          11,365             22        291,113
Borrowings.............................   581,100         30,000              --             --        611,100
                                        ---------      ---------       ---------      ---------      ---------
Total interest-bearing liabilities..... $ 846,679      $ 125,453       $  34,455      $ 109,413      $1,116,000
                                        =========      =========       =========      =========      ==========
Excess of interest- earning assets
  over interest-bearing liabilities.... $ 113,187      $  50,688       $  53,577      $  97,270
                                        =========      =========       =========      =========
Cumulative excess of interest-
  earning assets over interest-
  bearing liabilities.................. $ 113,187      $ 163,875       $ 217,452      $ 314,722
                                        =========      =========       =========      =========
Cumulative ratio of excess of
  interest-earning assets as a
  percentage of total assets...........       7.7%          11.2%           14.8%          21.4%
                                        =========      =========       =========      =========

-------------------------
(1) Securities available for sale are reflected in this table at amortized cost.
(2) Securities totaling $639.7 million are classified within one year since they are subject to an agreement to sell those securities to Sovereign Bancorp, Inc. at amortized book value if the plan of merger is not consummated.

         In preparing the table above, it has been assumed, in assessing the interest rate sensitivity of the Company, that: (i) mortgage loans will prepay at a rate of 12.0% per year, (ii) fixed maturity deposits will not be withdrawn prior to maturity; and (iii) demand and savings accounts will decay at the following rates:


                                                            Over 1           Over 3
                                         1 Year            Through          Through           Over 5
                                         or Less           3 Years          5 Years            Years
                                     --------------    -------------     -------------    -------------
         Demand accounts..........        25%               20%              17%               17%
         Savings accounts.........        20%               19%              18%               16%

         Certain shortcomings are inherent in the method of analysis presented in the preceding table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. In addition, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on short-term basis and over the life of the assets. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to make payments on their adjustable-rate debt may decrease in the event of an interest rate increase

         Net Portfolio Value. The OTS has adopted a final rule that incorporates an interest rate risk ("IRR") component into the risk-based capital rules. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk based capital requirement and is expressed in terms of the sensitivity of its net portfolio value ("NPV") to changes in interest rates. NPV is the difference between discounted incoming and outgoing cash flows from assets, liabilities, and off-balance sheet contracts. An institution's IRR is measured as the change to its NPV as a result of a hypothetical 200 basis point change in market interest rates. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. The rule provides that the OTS will calculate the IRR component quarterly for each institution from the institution's Thrift Financial Reports. The OTS has postponed the date that the component will first be deducted from an institution's total capital to provide it with an opportunity to review the interest rate risk approaches taken by the other federal banking agencies. The following table presents the Bank's NPV as of December 31, 1998, as calculated by the OTS, based on information provided to the OTS to the Bank.


            Change in                                                      Change in NPV
         Interest Rates                 Net Portfolio Value              as a percentage of
         in Basis Points    ----------------------------------------      Estimated Market
          (Rate Shock)        Amount         $ Change       % Change      Value of Assets
         ---------------    ---------       ---------       --------               ------
                                            (Dollars in Thousands)
             400            $ 203,525       $(38,389)       (15.87%)           (2.27%)
             200            $ 223,317       $(18,597)        (7.69%)           (1.08%)
           Static           $ 241,915                                             --
            (200)           $ 257,336       $ 15,421          6.37%              .85%
            (400)           $ 271,334       $ 29,419         12.16%             1.59%

         As shown by the table above, increases in interest rates will result in net decreases in the Bank's NPV, while decreases in interest rates will result in smaller net increases in the Bank's NPV. The table suggests that in the event of a 200 basis point change in interest rates, the Bank would experience a 1.08% decrease in NPV in a rising interest rate environment, and a .85% increase in NPV in a decreasing interest rate environment.

Comparison of Financial Condition

         Stockholders' equity increased by $229.8 million, or 208.9%, to $339.9 million at December 31, 1998 from $110.0 million at December 31, 1997. The increase is primarily attributable to the Conversion which generated proceeds of $236.0 million, combined with 1998 net earnings of the Company.

         Total assets increased $829.2 million, or 129.5%, to $1,469.6 million at December 31, 1998 from $640.4 million at December 31, 1997. The increase is attributed to the Company's leverage programs which increased assets by $565.2 million at December 31, 1998 and stock offering proceeds of $236 million. Deposits increased by $11.5 million, or 2.3%, to $504.9 million at December 31, 1998 from $493.4 million at December 31, 1997. Borrowings increased by $581.1 million to $611.1 million at December 31, 1998 from $30.0 million at December 31, 1997. The borrowing increase is attributed to the Bank's investment leverage programs. Cash and cash equivalents increased by $65.7 million, or 422.8%, to $81.3 million at December 31, 1998 from $15.5 million at December 31, 1997. This increase is primarily attributed to the receipt of the stock offering proceeds from the Conversion. Securities available for sale increased $674.1 million, or 490.8%, to $811.5 million at December 31, 1998 from $137.3 million at December 31, 1997. The increase in securities available for sale is primarily attributable to the Company's leverage program. Securities held to maturity decreased $38.1 million, or 62.5%, to $22.8 million at December 31, 1998 from $61.0 million at December 31, 1997. Net loans increased $98.1 million, or 24.8%, to $494.6 million at December 31, 1998 from $396.4 million at December 31, 1997. The increase in loans is attributed to the planned expansion of commercial lending. The Bank's investment in FHLB stock increased $25.7 million, or 758.1%, to $29.1 million at December 31, 1998 from $3.4 million at December 31, 1997, in accordance with FHLB requirements to increase stock ownership in proportion to increased FHLB borrowings.

Average Balance Sheet

         The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the years presented. Average balances are derived from daily average balances.

Comparison of Results of Operations

         Average Balance Sheet. The following table presents for the years indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollar and rates, and the net interest margin. Dividends received are included as interest income. The table does not reflect any effect of income taxes. All average balances are based on month-end balances. Management believes that using month-end balances, as opposed to daily balances, has not caused any material differences in the information presented.

                                           At December 31,                                            Year Ended December 31,
                                                1998                       1998                                1997
                                        --------------------  -------------------------------    --------------------------------
                                                    Average                           Average                             Average
                                         Actual     Yield/      Average                Yield/      Average                 Yield/
                                         Balance     Cost       Balance    Interest     Cost       Balance     Interest     Cost
                                        ---------  --------   ----------  ----------  -------   -----------   ----------  -------
                                                                       (Dollars in Thousands)
Assets: (1)
Interest-earning assets:
Mortgage loans .....................   $  341,847     7.25%   $  305,204  $   22,001    7.21%    $  269,644   $   19,884    7.38%
Consumer loans .....................       50,247     7.92        51,965       4,161    8.01         56,655        4,495    7.93
Commercial business loans ..........      106,990     8.83        91,527       7,996    8.74         65,522        5,987    9.14
Securities available for sale: (2)
Debt securities ....................      104,193     6.49       143,630       9,184    6.39        116,032        7,313    6.29
  Equity securities ................       18,914     1.92        10,612         234    2.21            366           61   16.67
  Mortgage-backed securities .......      687,042     6.58       103,127       6,669    6.47          6,258          404    6.46
Investments held to maturity:
  Debt securities and FHLB stock ...       34,494     6.88        21,092       1,289    6.11         37,572        2,474    6.58
  Mortgage-backed securities .......       17,395     6.90        25,458       1,717    6.74         41,894        2,811    6.71
Federal funds sold .................       69,600     4.83        93,927       5,152    5.49          8,106          428    5.28
                                       ----------             ----------  ----------             ----------   ----------
    Total interest-earning assets ..    1,430,722     6.81       846,542      58,403    6.90        602,049       43,857    7.28
Non-interest earning assets (3) ....       38,876                 46,539                             30,195
                                       ----------             ----------                         ----------
    Total assets ...................   $1,469,598             $  893,081                         $  632,244
                                       ==========             ==========                         ==========
Liabilities and Stockholders'
  equity:
  Certificates of deposits .........   $  291,113     5.26       288,700      15,596    5.40     $  290,007   $   15,549    5.36%
  Core deposits ....................      213,787     2.14       207,733       4,730    2.28        198,325        4,273    2.15
  Borrowed funds ...................      611,100     5.15        84,561       4,654    5.50         32,400        2,009    6.20
                                       ----------             ----------  ----------             ----------   ----------
Total interest-bearing liabilities .    1,116,000     4.60       580,994      24,980    4.30        520,732       21,831    4.19

Non-interest bearing liabilities ...       13,728                 27,550                              4,747
                                       ----------             ----------                         ----------
    Total liabilities ..............    1,129,728                608,554                            525,479
                                       ----------             ----------                         ----------
Stockholders' equity ...............      339,870                284,527                            106,765
                                       ----------             ----------                         ----------
Total liabilities and
    stockholders' equity ...........   $1,469,598             $  893,081                         $  632,244
                                       ==========             ==========                         ==========
Net interest income ................                                      $   33,423                          $   22,026
                                                                          ==========                          ==========
Net interest spread (4) ............                  2.21%                            2.60%                                3.09%
                                                   =======                           ======                               ======
Net interest margin (5) ............                  3.31%                            3.95%                                3.66%
                                                   =======                           ======                               ======
Ratio of average interest-earning
  assets to average interest-
  bearing liabilities ..............                128.17%                          145.71%                              115.62%
                                                   =======                           ======                               ======

                                                    1996
                                       ----------------------------------
                                                                  Average
                                        Average                    Yield/
                                        Balance       Interest     Cost
                                       ---------     ----------   -------
Assets: (1)
Interest-earning assets:
Mortgage loans .....................   $   264,984   $   19,489     7.35%
Consumer loans .....................        47,823        3,727     7.79
Commercial business loans ..........        24,973        2,287     9.16
Securities available for sale: (2)
Debt securities ....................        74,817        4,601     6.15
  Equity securities ................         1,367          161     1.78
  Mortgage-backed securities .......            --           --       --
Investments held to maturity:
  Debt securities and FHLB stock ...        40,858        2,627     6.43
  Mortgage-backed securities .......        47,990        3,234     6.74
Federal funds sold .................        14,650          777     5.30
                                       -----------   ----------
    Total interest-earning assets ..       517,462       36,903     7.13
Non-interest earning assets (3) ....        21,195
                                       -----------
    Total assets ...................   $   538,657
                                       ===========
Liabilities and Stockholders'
  equity:
  Certificates of deposits .........   $   271,362   $   14,045     5.18%
  Core deposits ....................       160,576        3,896     2.43
  Borrowed funds ...................            --           --     0.00

Total interest-bearing liabilities .       431,938       17,941     4.15
Non-interest bearing liabilities ...         6,166
                                       -----------
    Total liabilities ..............       438,104
                                       -----------
Stockholders' equity ...............       100,553
                                       -----------
Total liabilities and
    stockholders' equity ...........   $   538,657
                                       ===========
Net interest income ................                 $   18,962
                                                     ==========
Net interest spread (4) ............                                2.98%
                                                                  ======
Net interest margin (5) ............                                3.66%
                                                                  ======
Ratio of average interest-earning
  assets to average interest-
  bearing liabilities ..............                              119.80%
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

         Rate/Volume Analysis. The following table describes the extent to which changes in interest rates and changes in volume of interest related assets and liabilities have affected the Company's interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The combined effect of changes in both rate and volume has been allocated to the change due to volume.

                                                                      Year Ended December 31,
                                                 ---------------------------------------------------------------
                                                          1998 vs. 1997                    1997 vs. 1996
                                                 -------------------------------  ------------------------------
                                                   Increase/(Decrease) Due to       Increase/(Decrease) Due to
                                                 -------------------------------  ------------------------------
                                                  Volume      Rate        Net      Volume      Rate        Net
                                                 ---------  --------   ---------  ---------  --------   --------
                                                                          (In Thousands)
Interest-earning assets:
  Mortgage loans...............................  $ 2,579    $  (462)   $ 2,117    $  316     $    79    $   395
  Consumer loans...............................     (378)        44       (334)      701          67        768
  Commercial business loans....................    2,274       (265)     2,009     3,705          (5)     3,700
  Securities available for sale:
    Debt securities............................    1,750        121      1,871     2,607         105      2,712
    Equity securities..........................      226        (53)       173      (167)         67       (100)
    Mortgage-backed securities.................    6,265         --      6,265       404           0        404
  Securities held to maturity:
    Debt securities and Federal
    Home Loan Bank stock.......................   (1,009)      (176)    (1,185)     (214)         61       (153)
    Mortgage-backed securities.................   (1,108)        14     (1,094)     (409)        (14)      (423)
  Federal funds sold...........................    4,707         17      4,724      (346)         (3)      (349)
                                                 -------    -------    -------    -------    --------   --------
      Total....................................   15,306       (760)    14,546     6,597         357      6,954
                                                 -------    -------    -------    ------     -------    -------

Interest-bearing liabilities:
  Certificates of deposit......................      (75)       122         47     1,016         488      1,504
  Interest-bearing savings deposits............      205        252        457       827        (450)       377
  Borrowed funds...............................    2,871       (226)     2,645     2,009           0      2,009
                                                 -------    -------    -------    ------     -------    -------
    Total......................................    3,001        148      3,149     3,852          38      3,890
                                                 -------    -------    -------    ------     -------    -------

Net change in net interest income..............  $12,305    $  (908)   $11,397    $2,745     $   319    $ 3,064
                                                 =======    =======    =======    ======     =======    =======

Comparison of Results of Operations

         General. The return on average assets and return on average equity were 1.35% and 4.24%, respectively for the year ended December 31, 1998 compared to 1
 .18% and 6.99% respectively for the year ended December 31, 1997.

         Net income including securities gains of $.5 million, was $12.1 million for the year ended 1998 compared to $7.5 million for the year ended 1997, including securities gains of $2.9 million.

         Net income, including security gains of $2.8 million, was $8.4 million for the year 1996.

         Net Interest and Dividend Income. Total interest income increased by $14.5 million, or 33.2%, to $58.4 million for the year ended December 31, 1998 from $43.9 million for the year ended December 31, 1997, as the Company increased its interest income from mortgage and commercial business loans, debt and mortgage-backed securities available for sale, and FHLB stock, which increases were partially offset by decreases in investment securities held to maturity. The increase in interest income resulted primarily from a $244.5 million, or 40.6%, increase in average interest-earning assets to $846.5 million from $602.0 million which offset a 38 basis point decrease in yield on the Bank's average interest earning assets to 6.90% from 7.28%. The increase in average interest-earning assets resulted primarily from the Company's receipt of Conversion proceeds, the $581.1 million leverage program, which commenced in the fourth quarter and a $56.9 million, or 14.5%, increase in the average loan portfolio.

         Interest income from mortgage loans increased by $2.1 million, or 10.6%, to $22.0 million for the year ended December 31, 1998, from $19.9 million for the year ended December 31, 1997. Of this increase, $2.6 million was due to a $35.6 million, or 13.2%, increase in average mortgage loans to $305.2 million from $269.6 million which offset a decrease in the yield on average mortgage loans to 7.21% from 7.38%. In September 1998, the Bank purchased $23.5 million of 15 year fixed rate balloon mortgages with an average life estimated at three years. Interest income from consumer loans decreased by $.3 million, or 7.4%, to $4.2 million from $4.5 million as a result of a $4.7 million decrease in average consumer loans to $52.0 million from $56.7 million which offset a 8 basis point increase in the yield on average consumer loans. From year-end 1997 consumer loans declined $7.9 million in the Bank's indirect automobile portfolio acquired from BCB which are no longer being generated. Interest income from commercial business loans increased by $2.0 million, or 33.6%, to $8.0 million for the year ended December 31, 1998 from $6.0 million for the year ended December 31, 1997. This increase was due to a $26.0 million, or a 39.7%, increase in average commercial business loans to $91.5 million from $65.5 million which offset a 40 basis point decrease in the yield on average commercial business loans to 8.74% from 9.14%. The increase in average commercial business loans was due to the increased focus on commercial business loan activity. Of the $44.4 million growth from December 31, 1997 to 1998 in the commercial loan portfolio, approximately $30.0 million was in the portfolio of the Bank's subsidiary, TSBusiness Finance. An integral part of the Company's Business Plan continues to be an expansion of commercial business lending. Interest income from debt securities available for sale increased by $1.9 million, or 25.6%, to $9.2 million from $7.3 million due to a 10 basis point increase in the yield on average debt securities available for sale to 6.39% from 6.29% and a $27.6 million, or 23.8% increase in average debt securities available for sale to $143.6 million from $116.0 million. The increase in average debt securities available for sale was primarily attributable to the investment of funds from the Conversion. Interest income from mortgage-backed securities available for sale increased by $6.3 million for the year ended December 31, 1998 from $.4 million for the year ended December 31, 1997. The increase was attributable to the Bank's leverage program which increased average mortgage-backed securities available for sale from $6.3 million for the year ended December 31, 1997 to $103.1 million for the year ended December 31, 1998. The Company instituted an investment leverage program in the fourth quarter of 1998 and had mortgage-backed securities available for sale outstanding at December 31, 1998 from this program of approximately $565.2 million. Interest income from mortgage-backed securities held to maturity declined $1.1 million, or 38.9%, to $1.7 million for the year ended December 31, 1998, from $2.8 million, for the year ended December 31, 1997. The decrease in income was primarily attributable to $16.4 million decrease in the average balance of mortgage-backed securities held to maturity to $25.5 million from $41.9 million which offset an increase in the yield on average mortgage-backed securities held to maturity to 6.74% from 6.71%.

         Interest income from debt securities held to maturity and FHLB stock decreased by $1.2 million, or 48%, to $1.3 million for the year ended December 31, 1998 from $2.5 million for the year ended December 31, 1997 due to a $16.5 million, or 43.9% decrease in the average balance to $21.1 million for the year ended December 31, 1998 from $37.6 million for the year ended December 31, 1997. The decrease in average balance was combined with a 47 basis point decrease in yield to 6.11% from 6.58%. In November and December 1998, the Bank increased its FHLB stock ownership from $3.4 million at December 31, 1997 to $29.0 million at December 31, 1998, in conjunction with the increased FHLB borrowings related to the leverage program. Interest income from Federal Funds sold for the year ended December 31, 1998 increased $4.7 million to $5.2 million from $.4 million for the year ended December 31, 1997. This large increase in federal funds income was due to a $85.8 increase in the average federal funds sold to $93.9 million from $8.1 million, combined with a 21 basis point increase in the yield on average federal funds sold to 5.49% from 5.28%. The increase in amount of federal funds sold reflects the temporary investment of funds from the Conversion.

         Total interest income increased by $7.0 million, or 18.8%, to $43.9 million for the year ended December 31, 1997 from $36.9 million for the year ended December 31, 1996, as the Bank increased its interest income from all loan categories, and debt and mortgage-backed securities available for sale, which increases were partially offset by decreases in interest income from equity securities available for sale, federal funds sold, and investment securities, FHLB stock, and mortgage-backed securities held to maturity. The increase in interest income resulted primarily from a $84.6 million, or 16.4%, increase in average interest-earning assets to $602.0 million from $517.5 million and a 15 basis point increase in yield on the Bank's average interest-earning assets to 7.28% from 7.13%. The increase in average interest-earning assets resulted primarily from the bank's acquisition of BCB, the $30 million leverage program, and deposit inflows.

         Interest income from mortgage loans increased by $395,000, or 2.0%, to $19.9 million for the year ended December 31, 1997, from $ 19.5 million for the year ended December 31, 1996. This increase was due to a $4.7 million, or 1.8%, increase in average mortgage loans to $269.6 million from $265.0 million, combined with an increase in the yield on average mortgage loans to 7.38% from 7.35%. Interest income from consumer loans increased by $768 thousand, or 20.6%, to $4.5 million from $3.7 million as a result of a $8.8 million increase in average consumer loans to $56.7 million from $47.8 million. combined with a 14 basis point increase in the yield on average consumer loans. Interest income from commercial business loans increased by $3.7 million or 161.8%, to $6.0 million for the year ended December 31, 1997 from $2.3 million for the year ended December 31, 1996. This increase was due to a $40.5 million, or a 162.4% increase in average commercial business loans to $65.5 million from $25 million which offset a 2 basis point decrease in the yield on average commercial business loans to 9.14% from 9.16%. The increase in average commercial business loan balances was due to the acquisition of BCB and increased commercial business loan activity. The Bank intends to focus its efforts in increasing its portfolio of commercial business loans in the future. Interest income from debt securities available for sale increased by $2.7 million, or 58.9%, to $7.3 million from $4.6 million due to a 14 point increase in the yield on average debt securities available for sale to 6.29%, from 6.15%, and a $41.2 million, or 55.1% increase in average debt securities available for sale to $116.0 million from $74.8 million. The increase in average debt securities available for sale was primarily attributable to the investment of funds for the $30 million leverage program. Interest income from mortgage-backed securities available for sale was $404,000 for the year ended December 31, 1997 with an average balance of $6.3 million. There were no mortgage-backed securities available for sale in 1996. Interest income from the mortgage-backed securities held to maturity declined $423,000 or 13.1%, to $2.8 million for the year ended December 31, 1997, from $3.2 million, for the year ended December 31, 1996. The decrease in income was primarily attributable to $6.1 million decrease in the average balance of mortgage-backed securities held to maturity to $41.9 million from $48.0 million combined with a decrease in the yield on average mortgage-backed securities held to maturity to 6.71% from 6.74%.

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

         Total Interest Expense. Total interest expense increased by $3.2 million, or 14.4%, to $25.0 million for the year ended December 31, 1998, from $21.8 million for the year ended December 31, 1997. The increase was due to a $60.3 million, or 11.6% increase in average interest-bearing liabilities to $581 million from $520.7 million and a 11 basis point increase in the average cost of interest-bearing liabilities to 4.30% from 4.19%. The increase in cost of average borrowings resulted from the $581.1 million leverage borrowings at an average interest cost of 5.10% in November and December of 1998. The overall cost of deposits was 4.09% for the year ended December 31, 1998 compared to 4.06% for the year ended December 31, 1997. The overall cost of core deposits for the year ended December 31, 1998 was 2.28% or 13 basis points over the cost of core deposits of 2.15% for the year ended December 31, 1997. This increase was due to the changing mix from lower cost savings products to higher cost money market deposits. Overall core deposits increased an average $9.4 million for the year ended December 31, 1998 over 1997. The cost of average certificates of deposit increased 4 basis points to 5.40% for the year ended December 31, 1998 from 5.36% for the year ended December 31, 1997 reflecting higher promotional rates in early 1998.

         Total interest expense increased by $3.9 million, or 21.7%, to $21.8 million for the year ended December 31, 1997, from $17.9 million for the year ended December 31, 1996. The increase was due to a $88.8 million, or 20.6% increase in average interest-bearing liabilities to $520.7 million from $431.9 million, and a 4 basis point increase in the average cost of the Bank's interest-bearing liabilities to 4.19% from 4.15%. The increase in cost of average interest-bearing liabilities resulted from the $30 million borrowing at an interest cost of 6.02% in January 1997 for the Company's leverage investment program combined with an 18 basis point increase in the cost of average certificates of deposit to 5.36% for the year ending December 31, 1997 from 5.18% for the year ending December 31, 1996. These factors were offset by a 28 basis point decrease in the cost of average core deposits to 2.15% for the year ending December 31, 1997, from 2.43% for the year ending December 31, 1996. The increase in interest-bearing liabilities was largely the result of the acquisition of BCB and the leverage program. The increase in rates paid on certificates of deposit was attributed to the effect of paying higher market rates on these deposits. The increase in the average rate paid for funds was also attributed to the higher cost of monies for the bank's leverage program.

         Interest Spread. The Company's net interest income was $33.4 million for the year ended December 31, 1998 compared to $21.8 million for the year ended December 31, 1997. The increase in net interest income is attributed primarily to the increase in interest income of $14.6 million for the year ended December 31, 1998 or an increase of 33.2% from the year ended December 31, 1997. This increase is due to a 40.6% increase in the level of average interest-earning assets for the year ended December 31, 1998 to $846.5 million from $602.0 million. This increase represents the deployment of the Conversion proceeds and the implementation of the Company's leverage investment program. This increase in interest income was offset by a 38 basis points decrease in the average yield earned on earning assets. This decrease reflects the year to year decline in rates as well as the shorter term maturities of the investment portfolio.

         As a result of the above, the Company's interest rate spread of 2.60% for the year ended December 31, 1998 declined from 3.09% for the year ended December 31, 1997 and the interest margin of 3.95% for the year ended December 31, 1998 increased from 3.66% for the year ended December 31, 1997. The Bank's net interest income was $21.8 million for the year ended December 31, 1997 compared to $18.9 million for the year ended December 31, 1996. The Company's interest rate spread was 3.09% for the year ended December 31, 1997 compared to 2.98% for the year ended December 31, 1996.

         Provision for Loan Losses. Management records a provision for loan losses in an amount that it believes will result in an allowance for loan losses sufficient to cover all potential net charge-offs and risks believed to be inherent in the loan portfolio. Management's evaluation includes such factors as past loan loss experience as related to current loan mix, evaluation of actual and potential losses in the loan portfolio, regional and national economic conditions, regular internal loan reviews and examinations of the loan portfolio conducted by bank regulatory authorities, and other factors that management believes are relevant. As a result of management's evaluation of these factors, the provision for loan losses was $2.2 million for the year ended December 31, 1998 or an increase of 28.7% from $1.7 million for the year ended December 31, 1997. This increase was due primarily to the growth in the loan portfolio of 24.8% with the continued growth in the commercial sector of 71%. The allowance for loan losses as a percentage of loans outstanding was .82% at December 31, 1998 compared to .85% at December 31, 1997 and the allowance for loan losses as a percentage of non-performing loans was 96.92% at December 31, 1998 compared to 60.92% at December 31, 1997.

         As of December 31, 1998, the Bank's non-performing loans and foreclosed assets amounted to $4.3 million, or .29% of total assets. As of December 31, 1997 the Bank's non-performing loans and foreclosed assets amounted to $5.9 million, or .92% of total assets. At December 31, 1998, the Bank had $3.1 million of loans criticized as special mention, $3.5 million classified as substandard and $.2 million classified as doubtful and no loans classified as loss.

         The provision for loan losses was $1.7 million, for the year ended December 31, 1997. There was no provision for loan losses during the comparable 1996 period. The provision for 1997 was primarily attributable to a niche line of business that was inherited through the acquisition of Burlington County Bank. Management has made the decision to exit the automobile dealer floor plan financing business and has made provisions for the deterioration of the portfolio. Management has taken steps to expeditiously address the credit risk in these loans and any potential losses associated with exiting this line of business. As of December 31, 1997, the Bancorp's total non-performing loans and foreclosed assets amounted to $5.9 million, or .92% of total assets compared to $4.2 million, or .69% of total assets at December 31, 1996. At December 31, 1997, the Bank had $2.145 million of loans criticized as special mention, $6.6 million classified as substandard, and $571,000 as doubtful and no loans classified as loss.

         Management believes that the allowance for loan losses is adequate based on historical experience, the volume and type of lending conducted by the Bank, the amount of non-performing loans, general economic conditions and other factors relating to the Bank's loan portfolio. However, there can be no assurances that actual losses will not exceed estimated amounts.

         Other Income. Total other income was $4.2 million for the year ended December 31, 1998, compared to $4.9 million for the year ended December 31, 1997. Other income for the year ended December 31, 1998 includes $.5 million of gains from the sale of securities compared to $2.9 million of gains from the sale of securities for the year ended December 31, 1997. Excluding gains on sales of securities, other income increased $1.7 million or 86.1% to $3.6 million for the year ended December 31, 1998 compared to $2.0 million for the year ended December 31, 1997. The increase is primarily attributable to fees earned by MTB which was acquired in September 1997. Fees on loans and deposits of $1.6 million for the year ended December 31, 1998 increased 17.3% from $1.3 million for the year ended December 31, 1997 due to the increased volume of loans in 1998 and the impact of increases in deposit service fees in 1998.

         For the year ended December 31, 1997, total other income increased $1.1 million, or 28.9%, to $4.9 million compared to the year ended December 31, 1996. This increase was in fees on loans and deposits which were $1.3 million, or 70% over 1996, due to the full year impact of service charges on BCB acquired deposits. Trust fees of $0.5 million for the year ended December 31, 1997 represent the acquisition of MTB in September 1997. Net gain on sales of securities increased $84,000, or 3.0%, to $2.9 million compared to the year ended December 31, 1996.

         Operating Expenses. Total operating expenses increased by $2.4 million, or 17.4%, to $15.8 million for the year ended December 31, 1998 as compared to $13.4 million for the year ended December 31, 1997. Salaries and employees benefits increased $1.6 million, or 21.3%, to $8.9 million for the year ended December 31, 1998 from $7.4 million for the year ended December 31, 1997, reflecting normal salary increases, management incentive awards, ESOP expense, expansion of TSBusiness Finance and the full year impact of the MTB acquisition. During the same period the amortization of intangible assets increased by $85,000, or 10.6%, to $885,000 from $800,000, reflecting the amortization of goodwill from the acquisition of BCB and MTB. All other operating expense reflect normalized increases due to the increased volume of loans and deposits as well as the continued expansion of TSBusiness Finance and the full year impact of the MTB acquisition in September 1997.

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

         Income Taxes. For the year ended December 31, 1998, income tax expense amounted to $7.6 million compared to $4.3 million for the year ended December 31, 1997, reflecting primarily the differences in income before taxes. The effective tax rate was 38.6% in 1998 compared to 36.7% in 1997.

         For the year ended December 31, 1997, income tax expense amounted to $4.3 million compared to $4.7 million for the year ended December 31, 1996, reflecting primarily the differences in income before taxes. The effective tax rate was 36.7% in 1997 compared to 36.0% in 1996.

Liquidity and Capital Resources

         The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. At December 31, 1998, the Bank's liquidity, as measured for regulatory purposes, was 32.43%, or $139.9 million in excess of the minimum OTS requirement.

         Cash was generated by the Company's operating activities during the years ended December 31, 1998, 1997, and 1996, primarily as a result of proceeds from the Conversion, borrowings for a leverage program, the acquisition of BCB, and the assumption of deposits and retained earnings. The adjustments to reconcile net income to net cash provided by operations during the years presented consisted primarily of net gains from sale of securities, the provision for loan losses, depreciation and amortization expense, increases or decreases in accrued interest payable or receivable, and increases or decreases in other assets and other liabilities. The primary investing activities of the Bank are lending and investment securities purchases, which are funded with cash provided from operations and financing activities including deposits, as well as proceeds from amortization and prepayments on existing loans and proceeds from maturities of mortgage-backed securities and other investment securities and in 1998 the proceeds from the Conversion and borrowings from the FHLB. For additional information about cash flows from the bank's operating, financing and investing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

         At December 31, 1998, the Bank had outstanding $45.7 million in commitments to originate and purchase loans, and $16.7 million in commitments under unused lines of credit for commercial business loans. At the same date, the total amount of certificates of deposit which are scheduled to mature by December 31, 1999 was $217 million. The Bank believes that it has adequate resources to fund commitments as they arise and that it can adjust the rate on savings certificates to retain deposits in changing interest rate environments. If the Bank requires funds beyond its internal funding capabilities, advances from the FHLB of New York and borrowings from correspondent banks are available as an additional source of funds. At December 31, 1998, the Bank had $581.1 million of borrowings from the FHLB which mature on July 1, 1999 and $30.0 million with Morgan Stanley & Co., Inc. which mature in January 2000.

Capital

         The OTS requires that the Bank meet minimum tangible, core and risk-based capital requirements. As of December 31, 1998, the Bank exceeded all regulatory capital requirements. The Bank's required, actual, and excess capital levels as of December 31, 1998, are as follows:

                                                                                   Excess of
                                                                                   Actual Over
                                                                                   Regulatory
                                        Required                    Actual              Requirement
                                          % of                       % of                   % of
                            Amount       Assets        Amount       Assets    Amount       Assets
                           --------     --------      --------      ------   --------   -----------
                                        (Dollars in Thousands)
Tangible capital           $  20,360      1.50%      $ 230,345      16.97%   $209,985      15.47%
Core capital
  to tangible assets       $  40,720      3.00       $ 230,345      16.97    $189,625      13.97
Core capital to risk-
  adjusted assets          $  26,216      4.00       $ 230,345      35.15    $204,129      31.15
Risk-based capital to
  risk-adjusted assets     $  52,431      8.00       $ 234,059      35.71    $181,628      27.71

Impact of New Accounting Standards

         Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," established accounting and reporting standards for derivative instruments, and for hedging activities. SFAS 133 supersedes the disclosure requirements in Statements No. 80, 105 and 119. This statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.

         Statement of Financial Accounting Standards No. 134 (SFAS No. 134), "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" amends FASB No. 65, "Accounting for Certain Mortgage Banking Activities," to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those investments. SFAS 134 is effective January 1, 1999. The adoption of this statement is not expected to have a material impact on the financial position or results of operations of the Company.

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

Impact of Year 2000

         Like many financial institutions, the Company relies upon computers for the daily conduct of its business and for data processing generally. There is a concern among industry experts that on January 1, 2000 computers will be unable to "read" the new year and there may be widespread computer malfunctions. The Company began to address its Year 2000 issues in 1997. A Year 2000 Committee was formed to formulate and implement the Year 2000 Plan, develop policies, modify and replace existing hardware and software as necessary, and to monitor and test Year 2000 plans and remediation efforts of third party servicers.

         The Company primarily relies on independent third parties to provide data processing services and application software. In-house applications are limited to word processing and spread sheet functions. In March 1998 the Committee completed an inventory and risk assessment of hardware and software and identified "mission critical" systems and application interdependencies. At December 31, 1998, 90% of the identified "mission critical" systems have been upgraded to the Year 2000 version distributed and tested by the applicable vendor. The Company has installed a test lab simulating Year 2000 environment to accomplish its testing of "mission critical" systems. The Company commenced testing of these "mission critical" systems in the fourth quarter of 1998 and will continue testing into 1999. As of January 31, 1999, the Company's testing was approximately 80% complete.

         The estimated cost of the Year 2000 conversion is not expected to be material. Upgrades of the hardware and software are being made in the ordinary course of business and testing is being done with existing staff and equipment. All costs are being expensed as incurred.

         In the development of the Company's Year 2000 Plan, the Company has followed the guidelines published by the Federal Institution's Examination Council (FFIEC), the formal interagency body empowered to prescribe uniform principles, standards and examination procedures for the examination of financial institutions by the federal regulatory agencies.

         The Company has communicated with vendors, customers, governmental agencies and others to obtain assurance of their Year 2000 compliance. Failure of the Company or its third party data processing vendor to correct Year 2000 issues could cause a disruption in operation and increased operating costs. The Company continues to monitor its major commercial borrowers who may be adversely affected by Year 2000 issues. When a determination is made that a borrower is so affected, the Bank is obtaining appropriate information from the borrower as to the remediation of those issues. In appropriate cases, compliance with Year 2000 has been made a condition of the loan. To the extent that the Company's loan customers' financial positions are weakened due to Year 2000 issues, credit quality could be adversely impacted. The Company is formulating detailed contingency plans in the event that the company's vendors are not successful with their Year 2000 remediation plans. These contingency plans are projected to be completed by the end of the second quarter of 1999. The Company believes at this time that its efforts are adequate to address its Year 2000 concerns.

ITEM 8.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[LETTERHEAD OF KPMG APPEARS HERE]



                          Independent Auditors' Report



The Board of Directors and Stockholders
Peoples Bancorp, Inc.:


We have audited the accompanying consolidated statements of condition of Peoples Bancorp, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorp, Inc. as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                       KPMG LLP

January 25, 1999

                              PEOPLES BANCORP, INC.

                      Consolidated Statements of Condition

                           December 31, 1998 and 1997

                                 (in thousands)

                                  Assets                                            1998                1997
                                                                                    ----                ----
Cash and due from banks                                                      $          11,668               9,596
Federal funds sold                                                                      69,600               5,950
                                                                               ----------------    ----------------
          Total cash and cash equivalents                                               81,268              15,546

Investment and mortgage backed securities available for
     sale, at market (note 5)                                                          811,453             137,338
Investment and mortgage backed securities held to maturity,
     at cost (market value of $23,213 in 1998 and $61,306
     in 1997) (notes 6 and 7)                                                           22,834              60,955
Federal Home Loan Bank stock, at cost                                                   29,055               3,386
Loans, net (note 8)                                                                    494,569             396,448
Bank premises and equipment, net (note 9)                                                6,763               6,747
Accrued interest receivable (note 10)                                                    8,657               4,975
Prepaid expenses                                                                           810               1,105
Intangible assets (note 2)                                                               9,757              10,604
Other assets (note 13)                                                                   4,432               3,315
                                                                               ----------------    ----------------
          Total assets                                                       $       1,469,598             640,419
                                                                               ================    ================

                   Liabilities and Stockholders' Equity

Liabilities:
     Deposits (note 11)                                                                504,900             493,400
     Borrowings (note 12)                                                              611,100              30,000
     Accrued interest payable                                                            5,865               2,677
     Accrued expenses and other liabilities (note 15)                                    7,863               4,304
                                                                               ----------------    ----------------
          Total liabilities                                                          1,129,728             530,381

Commitments and contingencies (notes 9 and 16)
                                                                               ----------------    ----------------

Stockholders' equity:
     Common stock.  $.01 par value.  Authorized
        70,000,000 shares; issued 36,411,645 shares and
        outstanding 35,741,676 shares at December 31, 1998,
        issued and outstanding 36,236,500 shares at
        December 31, 1997                                                                  364                 362
     Additional paid in capital                                                        267,533              31,045
     Unallocated ESOP shares (note 15)                                                  (9,040)                  -
     Treasury stock, at cost (669,969 shares at December 31,
        1998)                                                                           (6,808)                  -
     Retained earnings                                                                  87,091              78,870
     Unearned Management Recognition Plan shares (note 15)                                 (84)               (673)
     Accumulated other comprehensive income, net of tax                                    814                 434
                                                                               ----------------    ----------------
          Total stockholders' equity (notes 13 and 14)                                 339,870             110,038
                                                                               ----------------    ----------------
          Total liabilities and stockholders' equity                         $       1,469,598             640,419
                                                                               ================    ================


See accompanying Notes to Consolidated Financial Statements.

                              PEOPLES BANCORP, INC.

                        Consolidated Statements of Income

                  Years ended December 31, 1998, 1997, and 1996

                                 (in thousands)

                                                      1998            1997           1996
                                                      ----            ----           ----
Interest and dividend income:
    Interest and fees on loans                  $       34,158          30,366         25,503
    Interest on securities available for sale           16,087           7,778          4,762
    Interest and dividends on securities held
       to maturity                                       3,006           5,285          5,861
    Interest on Federal funds sold                       5,152             428            777
                                                  -------------   -------------   ------------
         Total interest income                          58,403          43,857         36,903

Interest expense on deposits (note 11)                  20,326          19,822         17,941
Interest expense on borrowings (note 12)                 4,654           2,009              -
                                                  -------------   -------------   ------------
         Total interest expense                         24,980          21,831         17,941
                                                  -------------   -------------   ------------

         Net interest income                            33,423          22,026         18,962

Provision for loan losses (note 8)                       2,155           1,674              -
                                                  -------------   -------------   ------------
         Net interest income after provision
            for loan losses                             31,268          20,352         18,962
                                                  -------------   -------------   ------------

Other income:
    Fees on loans and deposit accounts                   1,564           1,333            784
    Fees for trust services                              1,686             471              -
    Net gain (loss) on sale of other real estate          (127)            (24)            23
    Net gain on sale of securities (note 5)                541           2,923          2,839
    Other income                                           519             177            172
                                                  -------------   -------------   ------------
         Total other income                              4,183           4,880          3,818
                                                  -------------   -------------   ------------

Operating expense:
    Salaries and employee benefits (note 15)             8,940           7,369          5,104
    Net occupancy expense (note 9)                       1,661           1,574          1,306
    Equipment expense                                      163             120             88
    Data processing fees                                   653             537            416
    Amortization of intangible assets                      885             800            389
    FDIC insurance premium                                  79              57            233
    FDIC Special Assessment                                  -               -            177
    Marketing expense                                      577             407            376
    Other operating expense                              2,823           2,579          1,580
                                                  -------------   -------------   ------------
         Total operating expense                        15,781          13,443          9,669
                                                  -------------   -------------   ------------

         Income before income taxes                     19,670          11,789         13,111

Income taxes (note 13)                                   7,601           4,327          4,720
                                                  -------------   -------------   ------------
         Net income                             $       12,069           7,462          8,391
                                                  =============   =============   ============

Earnings per common share (note 18):
    Basic                                       $         0.34            0.22           0.25
    Diluted                                               0.34            0.22           0.25
                                                  =============   =============   ============

See accompanying Notes to Consolidated Financial Statements.

                              PEOPLES BANCORP, INC.

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1998, 1997 and 1996

                                 (in thousands)


                                                                                     Additional
                                                           Number          Common     paid in      Treasury        Retained
                                                         of shares         stock      capital        stock         earnings
                                                         ---------         -----      -------        -----       -----------
Balance at December 31, 1995                              35,724,259   $      357       29,221            --        65,267

    Net income                                                    --           --           --            --         8,391
    Other comprehensive income:
      Net change in net unrealized gain on securities
         available for sale, net of tax expense of $905           --           --           --            --            --
      Less: Reclassification adjustment, net of tax
         expense of $1,002                                        --           --           --            --            --

    Comprehensive income                                                                                                --

    Dividends declared                                            --           --           --            --        (1,113)
    Establishment of Management Recognition Plan             476,737            5        1,678            --            --
    Amortization on unearned Management
      Recognition Plan shares                                     --           --           --            --            --
                                                          ----------   ----------   ----------    ----------    ----------
Balance at December 31, 1996                              36,200,996          362       30,899            --        72,545

    Net income                                                    --           --           --            --         7,462
    Other comprehensive income:
      Net change in net unrealized gain on securities
         available for sale, net of tax expense of $365           --           --           --            --            --
      Less: Reclassification adjustment, net of tax
         expense of $993                                          --           --           --            --            --

    Comprehensive income                                                                                                --

    Dividends declared                                            --           --           --            --        (1,137)
    Proceeds from exercise of stock options                   35,504           --           21            --            --
    Amortization on unearned Management
      Recognition Plan shares                                     --           --          125            --            --
                                                          ----------   ----------   ----------    ----------    ----------
Balance at December 31, 1997                              36,236,500          362       31,045            --        78,870

    Net income                                                    --           --           --            --        12,069
    Other comprehensive income:
      Net change in net unrealized gain on securities
         available for sale, net of tax expense of $259           --           --           --            --            --
      Less: Reclassification adjustment, net of tax
         expense of $101                                          --           --           --            --            --

    Comprehensive income                                                                                                --

    Proceeds from common stock offer and conversion
       of Peoples Bancorp                                         --           --      236,024            --            --
    Dividends declared                                            --           --           --            --        (3,848)
    Proceeds from exercise of stock options                  175,145            2          464            --            --
    Treasury stock repurchase                               (669,969)          --           --        (6,808)           --
    Establishment of ESOP plan                                    --           --           --            --            --
    Allocation of ESOP plan shares                                --           --           --            --            --
    Amortization on unearned Management
      Recognition Plan shares                                     --           --           --            --            --
                                                          ----------   ----------   ----------    ----------    ----------
Balance at December 31, 1998                              35,741,676   $      364      267,533        (6,808)       87,091
                                                          ==========   ==========   ==========    ==========    ==========

                                                                                                   Accumu-
                                                                                  Unearned       lated other
                                                               Unallocated       Management        compre-         Total
                                                                  ESOP         Recognition        hensive      stockholders'
                                                               Plan shares      Plan shares        income          equity
                                                               -----------      -----------        ------          ------
Balance at December 31, 1995                                            --            --         2,697             97,542

    Net income                                                          --            --            --              8,391
    Other comprehensive income:
      Net change in net unrealized gain on securities
         available for sale, net of tax expense of $905                 --            --           172                172
      Less: Reclassification adjustment, net of tax
         expense of $1,002                                              --            --        (1,780)            (1,780)
                                                                                                               ----------
    Comprehensive income                                                                                            6,783

    Dividends declared                                                  --            --            --             (1,113)
    Establishment of Management Recognition Plan                        --        (1,683)           --                 --
    Amortization on unearned Management
      Recognition Plan shares                                           --           140            --                140
                                                                ----------    ----------    ----------         ----------

Balance at December 31, 1996                                            --        (1,543)        1,089            103,352

    Net income                                                          --            --            --              7,462
    Other comprehensive income:
      Net change in net unrealized gain on securities
         available for sale, net of tax expense of $365                 --            --         1,057              1,057
      Less: Reclassification adjustment, net of tax
         expense of $993                                                --            --        (1,712)            (1,712)
                                                                                                               ----------
                                                                                                                    6,807
    Comprehensive income

    Dividends declared                                                 --            --            --             (1,137)
    Proceeds from exercise of stock options                            --            --            --                 21
    Amortization on unearned Management
      Recognition Plan shares                                          --           870            --                995
                                                               ----------    ----------    ----------         ----------

Balance at December 31, 1997                                           --          (673)          434            110,038

    Net income                                                         --            --            --             12,069
    Other comprehensive income:
      Net change in net unrealized gain on securities
         available for sale, net of tax expense of $259                --            --           540                540
      Less: Reclassification adjustment, net of tax
         expense of $101                                               --            --          (160)              (160)
                                                                                                              ----------
                                                                                                                  12,449
    Comprehensive income

    Proceeds from common stock offer and conversion
       of Peoples Bancorp                                              --            --            --            236,024
    Dividends declared                                                 --            --            --             (3,848)
    Proceeds from exercise of stock options                            --            --            --                466
    Treasury stock repurchase                                          --            --            --             (6,808)
    Establishment of ESOP plan                                     (9,522)           --            --             (9,522)
    Allocation of ESOP plan shares                                    482            --            --                482
    Amortization on unearned Management
      Recognition Plan shares                                          --           589            --                589
                                                               ----------    ----------    ----------         ----------
Balance at December 31, 1998                                       (9,040)          (84)          814            339,870
                                                               ==========    ==========    ==========         ==========

See accompanying Notes to Consolidated Financial Statements.

                              PEOPLES BANCORP, INC.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996

                                 (in thousands)


                                                                      1998            1997            1996
                                                                      ----            ----            ----
Cash flows from operating activities:
    Net income                                                  $       12,069           7,462           8,391
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for loan losses                                       2,155           1,674               -
         Depreciation and amortization expense                             719             623             507
         Amortization of Management Recognition Plan shares                589             870             140
         Amortization of intangible assets                                 885             800             389
         Amortization of ESOP                                              482               -               -
         Net amortization (accretion) of premiums and
           discounts on securities                                          14             (81)           (586)
         (Increase) decrease in accrued interest receivable
           and other assets                                             (3,532)         (3,003)            602
         Increase in accrued interest payable and other
           liabilities                                                   6,747             563             863
         Net gain on sale of securities                                   (541)         (2,923)         (2,839)
         Net loss (gain) on sale of other real estate                      127              24             (23)
                                                                  -------------   -------------   -------------
           Net cash provided by operating activities                    19,714           6,009           7,444
                                                                  -------------   -------------   -------------

Cash flows from investing activities:
    Proceeds from maturities of investment securities available
       for sale and held to maturity                                   147,445          54,823          51,756
    Purchase of investment securities held to maturity                       -             (57)        (11,759)
    Purchase of investment securities available for sale              (218,544)        (79,036)        (40,281)
    Proceeds from sales of securities available for sale                 5,146           3,816           9,368
    Purchase of Federal Home Loan Bank Stock                           (25,669)           (297)              -
    Maturities and repayments of mortgage-backed securities             42,581          14,353          12,176
    Purchase of mortgage backed securities                            (614,679)        (15,740)         (6,065)
    Net increase in loans                                              (98,801)        (16,160)        (26,266)
    Net additions to bank premises, furniture and equipment               (735)           (388)           (742)
    Proceeds from sales of other real estate owned                         352              54             105
    Payment for purchase of Burlington County Bank, net
       of cash acquired                                                      -               -           3,363
    Payment for purchase of Manchester Trust Bank, net
       of cash acquired                                                      -          (3,807)              -
                                                                  -------------   -------------   -------------
           Net cash used in investing activities                      (762,904)        (42,439)         (8,345)
                                                                  -------------   -------------   -------------

Cash flows from financing activities:
    Net proceeds from exercise of stock options                            466              21               -
    Net proceeds received from stock offering, net of
       establishment of ESOP                                           226,502               -               -
    Purchase of treasury shares                                         (6,808)              -               -
    Dividends paid                                                      (3,848)         (1,137)         (1,113)
    Net increase in demand deposits                                     13,097          18,804           4,856
    Net (decrease) increase in savings and time deposits                (1,597)        (16,650)          2,443
    Repayment of subordinated note                                           -               -            (600)
    Net increase in borrowings                                         581,100          30,000               -
                                                                  -------------   -------------   -------------
           Net cash provided by financing activities                   808,912          31,038           5,586
                                                                  -------------   -------------   -------------

Net increase (decrease) in cash and cash equivalents                    65,722          (5,392)          4,685

Cash and cash equivalents as of beginning of year                       15,546          20,938          16,253
                                                                  -------------   -------------   -------------
Cash and cash equivalents as of end of year                     $       81,268          15,546          20,938
                                                                  =============   =============   =============

Supplemental disclosure of cash flow information:
    Cash paid:
       Interest                                                 $       21,792          21,518          15,577
       Income taxes                                                      5,649           4,980           4,875
                                                                  =============   =============   =============
Noncash investing activities:
    Assets acquired in settlement of loans                     $           286             374             723
                                                                  =============   =============   =============

See accompanying Notes to Consolidated Financial Statements.

                              PEOPLES BANCORP, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996



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

       Allowance for Loan Losses

       An allowance for loan losses is charged to operations based on management's evaluation of the credit risk in its portfolio. Such evaluation includes a review, on a monthly basis, of all loans and considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience, changes in the volume and composition of the loan portfolio and other matters which management believes warrant consideration. All losses are charged to the allowance when the loss actually occurs or when a determination is made that a loss is probable. Subsequent recoveries, if any, are added back to the allowance.

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

                              PEOPLES BANCORP, INC.

 (1)   Organization and Summary of Significant Accounting Policies, cont.

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

                              PEOPLES BANCORP, INC.

 (1)   Organization and Summary of Significant Accounting Policies, cont.

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

       Employee Stock Ownership Plan

       All shares of the Employee Stock Ownership Plan (ESOP) are accounted for under Statement of Position 93-6. Compensation cost is recognized based on the fair market value of the shares at the date the shares are committed to be released, pro rated over the vesting period.

       Reclassifications

       Certain reclassifications have been made to prior years amounts to conform to the 1998 presentation.

 (2)   Acquisitions

       Intangible assets consist primarily of premium paid upon the assumption of deposits and goodwill arising from the acquisitions of Burlington County Bank and Manchester Trust Bank.

       The following summarizes completed acquisitions of Peoples Bancorp, Inc. as of December 31, 1998 (in thousands):

                                         Total as of the date acquired
                                  ---------------------------------------------             Method
                         Year                                           Net      Cash         of
                       acquired      Assets    Loans      Deposits     assets    paid     accounting
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

                              PEOPLES BANCORP, INC.

 (2)   Acquisitions, cont.

       The above transactions resulted in the following goodwill (in thousands):

                                            Goodwill balance as of
                                                 December 31,                                    Amorti-
                                  -------------------------------------------    Original        zation
                                     1998            1997           1996          amount         period
                                     ----            ----           ----          ------         ------
Assumption of deposits
  from the RTC                  $       1,535           1,786          2,054          2,506     10 years
Burlington County Bank                  6,185           6,630          7,110          7,228     15 years
Manchester Trust Bank                   2,037           2,188              -          2,240     15 years
                                  ------------    ------------   ------------   ------------
                                $       9,757          10,604          9,164         11,974
                                  ============    ============   ============   ============

(3) Reorganization to a Two-Tiered Mutual Holding Company and Subsequent Plan of Conversion to Full Stock Ownership Structure

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

       On September 24, 1997, the Board of Directors of the MHC unanimously adopted the Plan of Conversion and Reorganization, pursuant to which the MHC converted from a federally charted mutual holding company to a Delaware chartered stock corporation. As part of the Conversion each of the issued and outstanding Minority Shares automatically, and without further action by the holder thereof, was converted into and become a right to receive a number of shares of Common Stock determined pursuant to the Exchange Ratio.

                              PEOPLES BANCORP, INC.

(3) Reorganization to a Two-Tiered Mutual Holding Company and Subsequent Plan of Conversion to Full Stock Ownership Structure, cont.

       The Conversion was completed on April 8, 1998. In the Conversion, the shares of Mid-Tier Holding Company Common Stock held by the MHC were cancelled, each share of Mid-Tier Holding Company Common Stock held by public shareholders was converted into 3.8243 shares of Bancorp's common stock ("Common Stock"), the Bancorp sold 23,805,827 additional shares of Common Stock for a purchase price of $10 per share in a subscription offering, and the corporate existence of the MHC and the Mid-Tier Holding Company ended. All share and per share information has been restated to reflect the conversion.

       At the time of the Conversion, the Bank established a liquidation account in an amount equal to its equity as reflected in the statement of financial condition used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually, to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's or supplemental eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

       The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirement.

       As of December 31, 1997, the MHC had waived $4.4 million of dividends. Upon completion of the conversion, restrictions on waived dividends no longer exist. Additionally, the restrictions and availability of waived dividends had ceased as the Bank's common stock is 100% publicly owned.

 (4)   Plan of Merger

       The Bancorp signed a definitive agreement and plan of merger on September 7, 1998 providing for its merger with and into Sovereign Bancorp, Inc. Under the terms of the merger agreement each share of the Bancorp will be exchanged for .80 shares of Sovereign Bancorp, Inc. common stock. The merger is expected to be completed in the second quarter of 1999 pending shareholder and regulatory approval. The transaction will be accounted for under the purchase accounting method for business combinations.

                              PEOPLES BANCORP, INC.

 (5)   Investment and Mortgage-Backed Securities Available for Sale

       The amortized cost and estimated market value of investment and mortgage-backed securities available for sale as of December 31, 1998 and 1997 are as follows:

                                                                         1998
                                          ------------------------------------------------------------------
                                                               Gross            Gross           Estimated
                                            Amortized        unrealized       unrealized         market
                                              cost             gains            losses            value
                                              ----             -----            ------            -----
                                                                   (in thousands)
Debt securities:
     United States
        Treasury securities             $        18,964               95                -            19,059
     United States Agencies
        securities                               48,352              757                -            49,109
     Other bonds                                 36,577              299                -            36,876
     Mortgage backed securities-
        United States Agency                     47,295              653                -            47,948
     REMICs                                     639,747                -                -           639,747
     State and political sub-
        division                                    300                -                -               300
                                          --------------    -------------    -------------    --------------
                                                791,235            1,804                -           793,039

Equity securities                                18,914            1,272            1,772            18,414
                                          --------------    -------------    -------------    --------------
                                        $       810,149            3,076            1,772           811,453
                                          ==============    =============    =============    ==============

                                                                         1997
                                          ------------------------------------------------------------------
                                                               Gross            Gross           Estimated
                                            Amortized        unrealized       unrealized         market
                                              cost             gains            losses            value
                                              ----             -----            ------            -----

                                                                   (in thousands)
Debt securities:
     United States
        Treasury securities             $        43,930              135               (7)           44,058
     United States Agencies
        securities                               49,402              576              (55)           49,923
     Other bonds                                 28,284               43              (78)           28,249
     Mortgage backed securities-
        United States Agency                     14,903              195                -            15,098
                                          --------------    -------------    -------------    --------------
                                                136,519              949             (140)          137,328

Equity securities                                    10                -                -                10
                                          --------------    -------------    -------------    --------------
                                        $       136,529              949             (140)          137,338
                                          ==============    =============    =============    ==============

                              PEOPLES BANCORP, INC.
              Notes to Consolidated Financial Statements, Continued




(5)  Investment and Mortgage-Backed Securities Available for Sale

     The amortized cost and estimated market value of investment and mortgage-backed securities available for sale at December 31, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                                     Estimated
                                                     Amortized        market
                                                        cost           value
                                                        ----           -----

                                                            (in thousands)

          Due within one year                    $     666,546        666,717
          Due after one year through five years         54,487         54,954
          Due after five years through ten years        58,636         59,500
          Due after ten years                           11,566         11,868
                                                   ------------    -----------
                                                       791,235        793,039

          Equity securities                             18,914         18,414
                                                   ------------    -----------
                                                 $     810,149        811,453
                                                   ============    ===========


     During the years ended December 31, 1998, 1997, and 1996, proceeds from sales of investment and mortgage-backed securities available for sale resulted in gross gains and gross losses as follows:


                                              1998         1997        1996
                                              ----         ----        ----

                                                     (in thousands)

       Proceeds from sales of investment
            and mortgage-backed securities
            available for sale              $   5,146      3,816      9,368
       Gross realized gains                       571      2,923      2,839
       Gross realized losses                       30          -          -

                                              ========   ========   ========

                              PEOPLES BANCORP, INC.

(5)    Investment and Mortgage-Backed Securities Available for Sale, cont.

       As of December 31, 1998 and 1997, mortgage-backed and Treasury securities with a fair value of $642.1 million and $32.4 million, respectively, were pledged to secure borrowing agreements.

       As of December 31, 1998, the Bancorp had purchased mortgage-backed securities totaling $639.7 million which are subject to an agreement to sell those securities to Sovereign Bancorp, Inc. at amortized book value if the plan of merger discussed in note 4 is not consummated. The securities purchases and related sale agreements with Sovereign were entered into for the purpose of leveraging the balance sheet of the Company. Such securities estimated fair market value is deemed equal to their amortized cost.

(6)    Investment Securities Held to Maturity

       The amortized cost and estimated market value of investment securities held to maturity as of December 31, 1998 and 1997 are as follows:

                                                                      1998
                                       --------------------------------------------------------------------
                                                             Gross             Gross          Estimated
                                         Amortized        unrealized        unrealized          market
                                           cost              gains            losses            value
                                           ----              -----            ------            -----

                                                                 (in thousands)

Debt securities:
     Obligations of state and
        political subdivisions       $         1,383               155                 -             1,538
     Corporate bonds                           4,056                12                 -             4,068
                                       --------------    --------------    --------------   ---------------
                                     $         5,439               167                 -             5,606
                                       ==============    ==============    ==============   ===============

                                                                      1997
                                       --------------------------------------------------------------------
                                                             Gross             Gross          Estimated
                                         Amortized        unrealized        unrealized          market
                                           cost              gains            losses            value
                                           ----              -----            ------            -----

                                                                 (in thousands)

Debt securities:
     United States Agencies          $        11,250                 -               (33)           11,217
     Obligations of state and
        political subdivisions                 1,594               118                 -             1,712
     Corporate bonds                          13,013                31                (5)           13,039
                                       --------------    --------------    --------------   ---------------
                                     $        25,857               149               (38)           25,968
                                       ==============    ==============    ==============   ===============

                              PEOPLES BANCORP, INC.
              Notes to Consolidated Financial Statements, Continued


(6)    Investment Securities Held to Maturity, cont.

       The amortized cost and estimated market value of debt securities held to maturity as of December 31, 1998 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                Estimated
                                                   Amortized      market
                                                      cost        value
                                                      ----        -----
                                                      (in thousands)

       Due in one year or less                   $    3,176      3,183
       Due after one year through five years            577        590
       Due five years through ten years               1,086      1,102
       Due after ten years                              600        731
                                                    --------   --------
                                                 $    5,439      5,606
                                                    ========   ========

       As of December 31, 1998 and 1997, United States Treasury securities with a face value of $700,000 and $800,000, respectively were held in trust to secure deposits of public funds.

(7)    Mortgage-Backed Securities Held to Maturity

       The amortized cost and estimated market value of mortgage-backed securities held to maturity as of December 31, 1998 and 1997 are as follows:

                                                           1998
                                     ------------------------------------------------
                                                    Gross        Gross      Estimated
                                      Amortized  unrealized    unrealized     market
                                        cost        gains        losses       value
                                        ----        -----        ------       -----
                                                      (in thousands)
       Government National
         Mortgage Association        $    2,735         3             -        2,738
       Federal Home Loan
         Mortgage Corporation            12,196       170             -       12,366
       Federal National Mortgage
         Association                      2,464        39             -        2,503
                                       ---------   -------      --------   ----------
                                     $   17,395       212             -       17,607
                                       =========   =======      ========   ==========


                              PEOPLES BANCORP, INC.

(7)    Mortgage-Backed Securities Held to Maturity, cont.


                                                          1997
                                   -------------------------------------------------
                                                    Gross      Gross      Estimated
                                   Amortized     unrealized  unrealized    market
                                     cost          gains      losses       value
                                     ----          -----      ------       -----
                                                    (in thousands)
       Government National
         Mortgage Association      $    1,367           -          -          1,367
       Federal Home Loan
         Mortgage Corporation          33,731         354       (114)        33,971
                                     ---------    --------    -------     ----------
                                   $   35,098         354       (114)        35,338
                                     =========    ========    =======     ==========

       The amortized cost and market value of mortgage-backed securities held to maturity as of December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 Estimated
                                                  Amortized       market
                                                    cost          value
                                                    ----          -----
                                                      (in thousands)
       Due in one year or less                   $    4,412       4,446
       Due after one year through five years          7,510       7,631
       Due five years through ten years                 812         848
       Due after ten years                            4,661       4,682
                                                   ---------    --------
                                                 $   17,395      17,607
                                                   =========    ========


                              PEOPLES BANCORP, INC.

(8)    Loans

       A summary of loans as of December 31, 1998 and 1997 follows:

                                        1998                  1997
                                        ----                  ----
                                             (in thousands)

       Mortgage loans:
         One to four family       $       279,035            242,449
         Commercial real estate
            and multi family               62,812             39,760
                                    --------------    ---------------
            Total mortgage loan           341,847            282,209
                                    --------------    ---------------
       Commercial                         106,990             62,622
       Home equity                         37,707             34,657
       Other consumer loans                12,540             20,513
                                    --------------    ---------------
               Total other loan           157,237            117,792
                                    --------------    ---------------
               Total loans                499,084            400,001

       Allowance for loan loss             (4,095)            (3,415)
       Premiums                               200                 16
       Net deferred (fees) cost              (620)              (154)
                                    --------------    ---------------
               Total loans, net   $       494,569            396,448
                                    ==============    ===============

       A summary of the activity in the allowance for loan losses for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                         1998          1997          1996
                                         ----          ----          ----
                                                  (in thousands)
       Allowance for loan losses
         at beginning of year      $      3,415         2,901         1,767
       Acquired allowance                     -             -         1,186
       Provision for loan losses          2,155         1,674             -
       Chareoffs                         (1,721)       (1,317)         (110)
       Recoveries                           246           157            58
                                     -----------   -----------   -----------
       Allowance for loan losses
         at end of year            $      4,095         3,415         2,901
                                     ===========   ===========   ===========

                              PEOPLES BANCORP, INC.
              Notes to Consolidated Financial Statements, Continued


(8)    Loans, cont.

       Loans contractually in arrears by three months or more at December 31, 1998 and 1997 were as follows:

                                          1998
                       --------------------------------------------
                        Carrying         Number           % of
                          value         of loans        category
                          -----         --------        --------
                                    (in thousands)

       Mortgage      $       1,975              19        0.58 %
       Commercial            1,848              56        1.73
       Consumer                300              17        0.60
                       ------------    ------------
                     $       4,123              92        0.83 %
                       ============    ============    =========

                                         1997
                       --------------------------------------------
                        Carrying         Number           % of
                         value          of loans        category
                         -----          --------        --------
                                    (in thousands)

       Mortgage      $       2,591              36       0.92   %
       Commercial            2,907              94       4.64
       Consumer                 60              16       0.11
                       ------------    ------------
                     $       5,558             146       1.39   %
                       ============    ============    =========


       Nonaccrual loans totalled $3,645,000, $4,407,000 and $2,951,000 at
       December 31, 1998, 1997 and 1996, respectively. Nonaccrual loans do not include certain loans contractually in arrears by three months or more for which adequate collateral exists or the collection of principal and interest is reasonably anticipated. These loans totalled $478,000, $1,151,000 and $753,000 as of December 31, 1998, 1997 and 1996,
       respectively. The amount of interest income on nonaccrual loans, which would have been recorded had these loans continued to pay interest at the contract rate, was approximately $307,000, $475,000 and $249,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Interest income on nonaccrual loans included in net income amounted to $111,000, $125,000 and $76,000 for the years ended December 31, 1998, 1997 and 1996, respectively. There is no commitment to lend additional funds to borrowers whose loans have been placed on nonaccrual.

                              PEOPLES BANCORP, INC.

(8)    Loans, cont.

       Restructured loans totalled $102,000, $48,000 and $206,000 at December 31, 1998, 1997 and 1996, respectively. The amount of interest income on restructured loans, which would have been recorded had these loans continued to pay interest at the original contract rate, was approximately $9,000, $4,000 and $21,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Interest income on restructured loans included in net income was approximately $7,000, $3,000 and $20,000 for the years ended December 31, 1998, 1997 and 1996, respectively. There is no commitment to lend additional funds to borrowers whose loans have been restructured.

       The recorded investment in loans receivable considered impaired and the related allowance for loan losses at December 31, 1998 was $1,783,000 and $492,000, respectively. The balances at December 31, 1997 were $2,907,000 and $710,000, respectively.

       At December 31, 1998 and 1997, loans to officers and directors amounted to $765,000 and $768,000, respectively. All such loans were performing according to their original terms

(9)    Bank Premises and Equipment

       Bank premises and equipment consists of the following as of December 31, 1998 and 1997:

                                               1998            1997
                                               ----            ----
                                                  (in thousands)

       Land                              $          867             867
       Buildings and improvements                 5,154           5,014
       Furniture and equipment                    3,028           2,512
       Leasehold improvements                     1,319           1,319
                                           -------------   -------------
                                                 10,368           9,712

       Less accumulated depreciation
            and amortization                      3,605           2,965
                                           -------------   -------------
                                         $        6,763           6,747
                                           =============   =============

       In the normal course of business, the Bank has entered into leases for its branch locations. The lease terms range from five to twenty years and expire at various times through the year 2007. The agreements provide for renewal options and all but one require the Bank to pay common area costs.

                              PEOPLES BANCORP, INC.

(9)    Bank Premises and Equipment, cont.

       The following is a schedule of future minimum lease payments for operating leases (with initial or remaining terms in excess of one year) as of December 31, 1998:

          December 31
          -----------

            1999                    $         382,000
            2000                              369,000
            2001                              341,000
            2002                              308,000
            2003                              294,000
            Thereafter                        513,000
                                     ----------------
            Total minimum lease
               payments             $       2,207,000
                                     ================

       The annual rental expense amounted to $516,016, $401,546 and $304,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

(10)   Accrued Interest Receivable

       A summary of accrued interest receivable at December 31, 1998 and 1997 is as follows:

                                                  1998            1997
                                                  ----            ----

                                                    (in thousands)

       Loans                                 $       2,571           2,148
       Investment and mortgage backed
            securities available for sale            5,799           2,258
       Investment and mortgage backed
            securities held to maturity                203             568
       Federal funds sold                               84               1
                                               ------------    ------------
                                             $       8,657           4,975
                                               ============    ============

                              PEOPLES BANCORP, INC.

(11)   Deposits

       Deposit balances as of December 31, 1998 and 1997 are summarized as follows:

                                    Weighted
                                    average
                                    rate at           1998                             1997
                                    Dec. 31,     ----------------------- ------------------------
                                      1998           Amount         %       Amount           %
                                      ----           ------         -       ------           -

                                                                  (in thousands)
       Types of deposit:
         Noninterest bearing
            demand deposit
            accounts                     -      $    33,407         6.6  $    28,164        5.7
         N.O.W.                       1.23           23,628         4.7       15,774        3.2
         Money market
            demand accounts           3.60           64,350        12.7       61,457       12.5
         Passbook                     2.29           87,435        17.3       94,008       19.1
         Club accounts                   -              247         0.1          264        0.1
         Other                           -            4,720         0.9        4,880        0.9
                                                  ----------    --------   ----------   --------
                                                    213,787        42.3      204,547       41.5
                                                  ----------    --------   ----------   --------
         Certificates of deposit      5.19          243,680          48      247,325       50.1
         Retirement accounts          5.61           47,433         9.4       41,528        8.4
                                                  ----------    --------   ----------   --------
                                                    291,113        57.7      288,853       58.5
                                                  ----------    --------   ----------   --------
                                                $   504,900       100.0  $   493,400      100.0
                                                  ==========    ========   ==========   ========

                              PEOPLES BANCORP, INC.

(11)   Deposits, cont.

       As of December 31, 1998 and 1997, certificates of deposit, regular and retirement accounts have scheduled maturities as follows:


                                    1998               1997
                                    ----               ----

                                         (in thousands)

       Within one year        $       216,517            229,472
       One to two years                56,338             38,184
       Two to three years               6,871             17,760
       Three to five years             11,365              3,430
       Thereafter                          22                  7
                                --------------    ---------------
                              $       291,113            288,853
                                ==============    ===============

       An analysis of the interest expense for the years ended December 31, 1998, 1997 and 1996 by deposit category is as follows:

                                             1998       1997         1996
                                             ----       ----         ----
                                                     (in thousands)

       NOW, passbook and other           $   2,098       2,305        2,402
            accounts                         2,446       1,950        1,233
       Money market demand accounts             18          18           14
       Club accounts                        14,110      12,904       11,836
       Regular certificates of deposit       1,654       2,645        2,456
       Retirement accounts                 --------    --------    ---------
                    Total interest       $  20,326      19,822       17,941
                                           ========    ========    =========

       Certificates of deposit greater than $100,000 amounted to $27,591,000 and $26,118,000 at December 31, 1998 and 1997, respectively. The deposits of the Bank are insured up to $100,000 by the BIF and SAIF, which is administered by the FDIC and is backed by the full faith and credit of the U.S. Government.

                              PEOPLES BANCORP, INC.
              Notes to Consolidated Financial Statements, Continued



(12)   Borrowings

       In January 1997, the Board of Directors approved a borrowing agreement with Morgan Stanley & Co., Inc. Pursuant to the borrowing agreement, the Bank borrowed $30.0 million at an interest rate of 6.02% for a term of three years and purchased a FNMA security that yields approximately 7.2%, matures approximately ten years after the date of the purchase and is callable after three years.

       On November 16, 1998 and December 10, 1998, the Bank entered into collateralized borrowing agreements with the FHLB. The monies received from these agreements funded the acquisition of three private mortgage backed securities (Aaa) which are subject to agreements to sell those securities to Sovereign Bancorp, Inc.

       The following table sets forth the maximum month-end balance and average monthly balance of FHLB advances and other borrowings for the year indicated:

                                                    For the year
                                                    December 31,
                                            ------------------------------
                                                1998             1997
                                                ----             ----

                                                    (in thousands)

       Maximum balance:                   $       581,100               -
            FHLB advances                          30,000          30,000
            Other secured borrowing

       Average balance:                            54,561               -
            FHLB advances                          30,000          30,000
            Other secured borrowing

       Weighted average interest rate:               5.10 %             -
            FHLB advances                            6.02            6.02 %
            Other secured borrowing

       The following table sets forth certain information as to the Bank's borrowings at the date indicated:

                                                     December 31,
                                            ------------------------------
                                                1998             1997
                                                ----             ----

                                                    (in thousands)

       FHLB advances                      $       581,100               -
       Other secured borrowing                     30,000          30,000
                                            --------------   -------------
       Total borrowings                   $       611,100          30,000
                                            ==============   =============

       Weighted average interest rate:
            FHLB advances                            5.10 %             -
            Other secured borrowing                  6.02            6.02 %

                              PEOPLES BANCORP, INC.

(12)   Borrowings, cont.

       The following table sets forth the borrowing terms for securities pledged as collateral for FHLB (in thousands):

                                    Certi-     Amortized
   Borrow-                          ficate       value
     ing                             face       Dec. 31,
    rate           Term             value        1998               Issue              Rating    Yield
    ----           ----             -----        ----               -----              ------    -----
    5.11%    11/16/98-7/1/99    $   300,000  $   285,610    Residential Funding Mtg.     Aaa     6.78 %
                                                                Sec., 6.75% due
                                                                    8/25/28

    5.80%    12/10/98-7/1/99    $   238,125  $   231,825    Citicorp Mtg. Sec. Corp.     Aaa     6.36 %
                                                                6.25% due 11/25/28

    5.80%    12/10/98-7/1/99    $    50,000  $    47,766    Residential Funding Mtg.     Aaa     6.75 %
                                                                 Sec., 6.75% due
                                                                    8/25/28

                             PEOPLES BANCORP, INC.

(13)   Income Taxes

       The Federal tax bad debt reserve method available to thrift institutions was repealed in 1996 for tax years beginning after 1995. As a result, the Bank changed from the reserve method to the specific charge-off method to compute its bad debt deduction. In addition, the Bank is required generally to recapture into income the portion of its bad debt reserves (other than the supplemental reserve) that exceeds its base year reserves, approximately $2,500,000. The Bank has previously provided for this liability in the financial statements.

       The recapture amount resulting from the change in a thrift's method of accounting for its bad debt reserves generally will be taken into taxable income ratably (on a straight-line basis) over a six-year period. If the Bank meets a "residential loan requirement" for a tax year beginning in 1996 or 1997, the recapture of the reserves will be suspended for such tax year. The Bank met the residential loan test for 1997 and 1996 and began to recapture a portion of its bad debt reserve in 1998.

       Retained earnings as of December 31, 1998 includes approximately $3,500,000 for which no provision for Federal income tax has been made. This reserve (base year and supplemental) is frozen not forgiven as certain events could trigger a recapture.

       Income tax expense for the years ended December 31, 1998, 1997 and 1996 is comprised of the following components:


                                            1998          1997         1996
                                            ----          ----         ----

                                                     (in thousands)

       Current income tax expense:      $    7,175        4,465        4,728
            Federal                            778          388          415
            State                         ---------    ---------    ---------
                                             7,953        4,853        5,143
                                          ---------    ---------    ---------

       Deferred income tax
            benefit:                          (333)        (498)        (401)
               Federal                         (19)         (28)         (22)
               State                      ---------    ---------    ---------
                                              (352)        (526)        (423)
                                          ---------    ---------    ---------
       Total income tax expense         $    7,601        4,327        4,720
                                          =========    =========    =========

                              PEOPLES BANCORP, INC.
              Notes to Consolidated Financial Statements, Continued



(13)   Income Taxes, cont.

       A reconciliation between the effective income tax expense and the expected amount computed using the applicable statutory Federal income tax rate for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                      1998          1997         1996
                                                      ----          ----         ----

                                                               (in thousands)
       Income before income taxes                 $   19,670        11,789       13,111
       Applicable statutory Federal tax rate             35%           35%          35%
       Expected Federal income tax expense             6,885         4,126        4,589
       State tax net of Federal benefit                  493           234          256
       Increase (decrease) in Federal income
        tax resulting from:
               Tax exempt income                         (29)          (41)         (24)
               Other                                     252             8         (101)
                                                    ---------    ----------    ---------
                                                  $    7,601         4,327        4,720
                                                    =========    ==========    =========
       Effective tax rate                             38.64%        36.70%       36.00%
                                                    =========    ==========    =========

       The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at December 31, 1998 and 1997 are as follows:


        Deferred tax assets:
          Postretirement benefits                      $     442          514
          Pension                                             68           86
          Nonaccrual interest                                 71          175
          Supplemental Employee Retirement Plan              418          314
          Allowance for loan loss -- book                  1,528        1,262
          Reserves for losses                                 83          107
          Management Recognition Plan                         93           94
          Core deposits                                      122           91
          Other                                               13           74
                                                       ----------   ----------
                                                           2,838        2,717
                                                       ----------   ----------

        Deferred tax liabilities:
          Shareholders' equity -- unrealized gain on
            securities available for sale                    507          248
          Allowance for loan losses - tax                    832        1,031
          Other                                                4           36
                                                       ----------   ----------
                                                           1,343        1,315
                                                       ----------   ----------
            Net deferred tax asset                    $    1,495        1,402
                                                       ==========   ==========

                              PEOPLES BANCORP, INC.

(13)   Income Taxes, cont.

       Management believes that it is more likely than not that the deferred tax asset will be realized based upon taxable income in the carryback period and the probability of future operations to generate sufficient taxable income.

       Total deferred tax benefit for the years ended December 31, 1998, 1997 and 1996 were allocated as follows:

                                             1998        1997         1996
                                             ----        ----         ----
                                                    (in thousands)

       Income from operations              $   (352)      (526)        (423)
       Shareholders' equity - change in
            unrealized gains (losses) on
            securities available for sal        259       (365)        (905)
       Business combination                       -          -         (391)
                                             -------    -------    ---------
                                           $    (93)      (891)      (1,719)
                                             =======    =======    =========


(14)   Regulatory Matters

       Office of Thrift Supervision (OTS) regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 1998, the Bank was required to maintain (i) a minimum tangible capital ratio of 1.5%, (ii) a minimum leverage ratio of Tier I capital to total adjusted assets of 3.0%, (iii) a minimum ratio of Tier I capital to risk-weighted assets of 4.0%, and (iv) a minimum ratio of total capital to risk-weighted assets of 8.0%.

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

                              PEOPLES BANCORP, INC.

(14)   Regulatory Matters, cont.

       Management believes that, as of December 31, 1998 and 1997, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

       The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 1998 and 1997, compared to the OTS minimum capital adequacy requirements and classification as a well-capitalized institution:


                                                                           OTS Requirements
                                                             -----------------------------------------
                                                                  Minimum         For Classification
                                                                  Capital              as Well
                                                Actual            Adequacy           Capitalized
                                        ------------------   ---------------   -----------------------
                                         Amount     Ratio     Amount   Ratio      Amount      Ratio
                                         ------     -----     ------   -----      ------      -----
       As of December 31, 1998:
         Tangible capital              $ 230,345    16.97   $ 20,360    1.50   $       -           -
         Tier I (core) capital           230,345    16.97     40,720    3.00      67,868        5.00
         Risk-based capital:
            Tier I                       230,345    35.15     26,216    4.00      39,323        6.00
            Total                        234,059    35.71     52,431    8.00      65,538       10.00

       As of December 31, 1997:
         Tangible capital                 99,260     15.8      9,449    1.50           -           -
         Tier I (core) capital            99,260     15.8     18,900    3.00      31,411        5.00
         Risk-based capital:
            Tier I                        99,260     25.6     15,510    4.00      23,247        6.00
            Total                        102,675     26.5     31,019    8.00      38,745       10.00


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

                              PEOPLES BANCORP, INC.

(15)   Benefit Plans, cont.

       A comparison of the most recent available accumulated plan benefits and plan net assets for the pension plan, as determined by the plan actuaries as of the latest actuarial valuation date is as follows:

                                                        At or for the year
                                                        ended December 31,
                                                     ----------------------
                                                       1998          1997
                                                       ----          ----
                                                         (in thousands)
       Actuarial present value of accumulated
        plan benefits:
        Vested participants                          $   3,549       3,127
        Non-vested participants                            182         159
                                                       --------    --------
                                                     $   3,731       3,286
                                                       ========    ========
       Projected benefit obligation - beginning          4,083       3,306
         Service cost                                      361         232
         Interest cost                                     284         259
         Actuarial gain/loss                               387         415
         Annuity payments                                 (135)       (129)
         Settlements                                       (37)          -
                                                       --------    --------
       Projected benefit obligation - ending             4,943       4,083
                                                       --------    --------
       Fair value of plan assets - beginning             3,661       2,987
         Actual return on plan assets                      438         443
         Employer contribution                             430         360
         Annuity payments                                 (135)       (129)
         Settlements                                       (37)          -
                                                       --------    --------
       Fair value of plan assets - ending                4,357       3,661
                                                        --------    --------
            Projected benefit obligation
              in excess of plan assets                     586         422
       Less:
         Unrecognized loss (gain)                          217         (19)
         Unrecognized prior service cost                   139         159
                                                       --------    --------
            Accrued pension expense                  $     230         282
                                                       ========    ========

                              PEOPLES BANCORP, INC.

(15)   Benefit Plans, cont.

                                                     1998            1997
                                                     ----            ----
                                                        (in thousands)

       Accrued pension expense - beginning      $         282             366
            Employer contribution                        (430)           (360)
            Total pension expense                         378             276
                                                  ------------    ------------
       Accrued pension expense - ending         $         230             282
                                                  ============    ============

       The components of net pension expense for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                 1998      1997       1996
                                                 ----      ----       ----
                                                      (in thousands)

       Service cost-benefits earned during
            the year                         $    361        232       155
       Interest cost on projected benefit
            obligations                           284        258       199
       Actual return on plan assets              (286)      (233)     (183)
       Net amortization and deferral               19         19        17
                                               -------    -------    ------
                                             $    378        276       188
                                               =======    =======    ======

       Assumptions used to develop the net periodic pension cost for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                1998       1997       1996
                                                ----       ----       ----

       Discount rate                            6.50 %     7.50 %     7.75 %
       Expected long term rate of return        7.50       7.50       7.50
       Rate of increase in compensation
            levels                              4.50       5.50       5.50
                                              =======   ========   ========

       Postretirement Benefits

       The Bank has established a postretirement medical and life insurance plan for the benefit of substantially all employees. The Bank utilizes the accrual method of accounting for postretirement benefits.

                              PEOPLES BANCORP, INC.

(15)   Benefit Plans, cont.

       The following table sets forth the accumulated post-retirement benefit obligation (APBO) and net periodic postretirement benefit cost as determined by the plan actuaries as of the latest actuarial valuation date is as follows:


                                                     At or for the year
                                                     ended December 31,
                                                -----------------------------
                                                     1998          1997
                                                     ----          ----
                                                       (in thousands)
       Accumulated post-retirement benefit
            obligation (APBO) - beginning         $     (498)     (1,177)
               Service cost                              (11)         (7)
               Interest cost                             (33)        (33)
               Amendments                                  -         434
               Actuarial gain/loss                      (149)        229
               Benefits paid                              47          56
                                                    ---------   ---------
       Accumulated post-retirement benefit
            obligation (APBO) - ending                  (644)       (498)

       Fair value of plan assets                           -           -
                                                    ---------   ---------
       Plan assets under accumulated post-
            retirement benefit obligation (APBO)        (644)       (498)

       Accumulated net unrecognized gain                (146)       (304)
       Unrecognized past service cost                   (413)       (434)
                                                    ---------   ---------
       Net postretirement accrued benefit cost    $   (1,203)     (1,236)
                                                    =========   =========

       Net postretirement benefit costs for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                              1998       1997      1996
                                              ----       ----      ----
       Service cost                          $    11         7        30
       Interest cost on accumulated post-
            retirement benefit obligation         33        34        79
       Net amortization and deferral             (32)      (34)        -
                                               ------    ------    ------
                                             $    12         7       109
                                               ======    ======    ======

                              PEOPLES BANCORP, INC.

(15)   Benefit Plans, cont.

       For measurement purposes, the cost of medical benefits was projected to increase at a rate of 6.50% and 7.0% in 1998 and 1997, respectively, thereafter grading to a stable 5.0% medical inflation rate in 2005. Increasing the assumed health care cost trend by one percent in each year would increase the accumulated postretirement benefit obligation as of December 31, 1998 by $82,477 and the aggregate of the service and interest components of net periodic postretirement benefit cost for the year ended December 31, 1998 by $6,921. The present value of the accumulated benefit obligation assumed a 6.50% and 6.75% discount rate compounded annually for 1998 and 1997, respectively. The plan is unfunded as of December 31, 1998, as the Bank funds the plan on a cash basis.

       Stock Option Plan

       During 1996, the Bank's stockholders approved a stock option plan authorizing 1,191,815 shares available to be granted to certain directors, officers and employees of the Bank. Options granted under the plan are exercisable at the fair value of the stock as of the grant date. The options vest over a five-year term, and expire after 10 years from the date of the grant.

       The following table illustrates the status and changes to the stock option plan during the past three years:


                                                                     Weighted
                                                                     average
                                                                     exercise
                                                   Shares             price
                                                   ------             -----

       Outstanding, December 31, 1995                    -        $        -
            Granted                                894,872              3.53
            Exercised                                    -                 -
                                               ------------
       Outstanding, December 31, 1996              894,872              3.53
            Granted                                296,370              5.49
            Exercised                               63,724              3.53
                                               ------------
       Outstanding, December 31, 1997            1,127,518              4.05
            Granted                                      -                 -
            Exercised                              205,445              3.82
                                               ------------
       Outstanding, December 31, 1998              922,073        $     4.04
                                               ============
       Exercisable at December 31, 1998            647,121        $     4.04
                                               ============

                              PEOPLES BANCORP, INC.

(15)   Benefit Plans, cont.

       The weighted average grant date fair value for the stock option plan's options granted during 1997 and 1996 was $1.53 and $0.91, respectively. The weighted average remaining contractual life of options outstanding at December 31, 1998 was 7.4 years.

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

       The Bank continues to recognize compensation expense using the method prescribed in APB No. 25. Had compensation cost been determined consistent with SFAS No. 123 for options granted during 1997 and 1996, additional compensation cost for the years ended December 31, 1998, 1997 and 1996 would have been $905,000, $361,000 and $61,000, respectively. No options were granted during 1998. As a result, net income and basic earnings per common share for the years ended December 31, 1998, 1997 and 1996 would have been reduced to $11,490,000 and $0.33, $7,231,000 and
       $0.21, and $8,352,000 and $0.24, respectively. The stock option plan's fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the grants issued during 1997 and 1996: dividend yield of 1.67% and 2.59%, respectively, expected volatility of 23.79%; risk-free interest rate of 6.1% and 6.7%, respectively, and expected lives of 5 years.

       Management Recognition Plan

       During 1996, the Bank's stockholders approved the Trenton Savings Bank Management Recognition Plan and authorized the issuance of 476,737 shares from unissued common stock to the Management Recognition Plan. As of December 31, 1998, 476,737 shares have been allocated to employees and directors of the Bank with a weighted average grant date fair value of $3.53 per share. The shares were 80% vested as of December 31, 1998.

                              PEOPLES BANCORP, INC.

(15)   Benefit Plans, cont.

       Employee Stock Ownership Plan

       The Bank established an Employee Stock Ownership Plan and related trust
       (ESOP) for eligible employees in connection with the Conversion. The ESOP is a tax-qualified plan subject to the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and the Code. Employees with a 12-month period of employment with the Bank during which they worked at least 1,000 hours and who have attained age 21 are eligible to participate. The ESOP borrowed $9.5 million from the Bancorp and purchased 9,522,000 shares in the Conversion, or 4% of the shares sold. Shares purchased by the ESOP are held in a suspense account for allocation among participants as the loan is repaid. All shares in the Plan are accounted for under SOP 93-6.

       Contributions to the ESOP and shares released from the suspense account in an amount proportionate to the repayment of the ESOP loan are allocated among participants on the basis of compensation in the year of allocation, up to an annual adjusted maximum level of compensation. Benefits generally become 100% vested after five years of credited service or upon death, retirement, early retirement, disability or in the event of a change in control of the Bank or the Bancorp. A participant vests in 20% of his or her account balance after one year of credit service and vests in an additional 20% for each subsequent year of credit service until a participant is 100% vested after five years. Participants receive credit under the ESOP for service with the Bank prior to adoption of the ESOP. A participant who terminates employment before becoming fully vested forfeits the nonvested portion of their account balance. Forfeitures are reallocated among remaining participating employees in the same proportion as contributions. The Bank's contributions to the ESOP are discretionary, subject to the loan terms and tax law limits and, therefore, benefits payable under the ESOP cannot be estimated. Dividends on unallocated shares in the Plan are used to reduce contributions required by the Bank.

       Compensation cost is recognized based on the fair market value of the stock when it is committed to be released. The fair market value of unearned shares at December 31, 1998 is $9,831,000. At December 31, 1998, the plan had allocated 48,200 shares to participants and holds no shares in suspense and 48,200 shares as committed-to-be released. Compensation cost amounted to $482,000 in 1998.

       Unallocated shares are deducted from common shares outstanding for earnings per share purposes with shares which are committed-to-be released during the year added back to weighted average shares outstanding.

                              PEOPLES BANCORP, INC.

(15)   Benefit Plans, cont.

       Savings Incentive Plan

       The Bank provides a savings incentive plan which covers employees with a 12-month period of employment with the Bank during which they worked 1,000 hours and have attained age 21. The plan permits eligible employees to make contributions to the plan of up to 11% of their base compensation. Under the current plan, the Bank matches 90% of the first 6% of the employee contribution. For the years ended December 31, 1998, 1997 and 1996, matching contributions to the plan amounted to $194,781, $182,301 and $110,981, respectively

(16)   Commitments and Contingencies

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

       At December 31, 1998 and 1997, the Bank had loan commitments (including unused lines of credit) of $62,436,000 and $49,736,000, respectively, consisting primarily of fixed rate loans which are not included in the accompanying financial statements. The commitments at December 31, 1998 have commitment periods that range from 30 to 90 days and interest rates ranging from 6% to 12%. There is no exposure to credit loss in the event the other party to commitments to extend credit does not exercise its right to borrow under the commitment.

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

       Debt, Equity and Mortgage-Backed Securities

       Fair values are based on quoted market prices, dealer quotes or contractual amounts if appropriate.

       Federal Home Loan Bank Stock

       The fair value of FHLB stock is cost as this is the only price at which it can be sold.

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

       Deposit Liabilities

       The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand as of December 31, 1998 and 1997. The fair value of certificates of deposit was estimated using the rates currently offered for deposits of similar remaining maturities.

       Borrowings

       The fair value of borrowings at December 31, 1998 and 1997 are estimated using current rates at which similar funds could be borrowed for the same remaining maturities.

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

                              PEOPLES BANCORP, INC.

(17)   Disclosures about Fair Value of Financial Instruments, cont.

       Limitations: The following fair value estimates were made as of December 31, 1998 and 1997, based on pertinent market data and relevant information on the financial instrument. These estimates do not include any premium or discount that could result from an offer to sell at one time the Bank's entire holdings of a particular financial instrument or category thereof. Since no market exists for a substantial portion of the Bank's financial instruments, fair value estimates were necessarily based on judgments with respect to future expected loss experience, current economic conditions, risk assessments of various financial instruments involving a myriad of individual borrowers, and other factors. Given the inherently subjective nature of these estimates, the uncertainties surrounding them and the matters of significant judgement that must be applied, these fair value estimations cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates.

       Since these fair value approximations were made solely for on and off balance sheet financial instruments as of December 31, 1998 and 1997, no attempt was made to estimate the value of anticipated future business or the value of nonfinancial statement assets and liabilities. Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into many of the estimates.

       The estimated fair values of the Bank's financial instruments as of December 31, 1998 and 1997 are as follows:

                                                                   1998
                                                       -------------------------
                                                         Carrying         Fair
                                                          amount         value
                                                          ------         -----
                                                             (in thousands)
       Financial assets:
         Cash and cash equivalents                     $    81,268       81,268
         Investment and mortgage backed securities
            available for sale                             814,040      814,040
         Investment and mortgage backed securities
            held to maturity                                22,834       23,213
         Federal Home Loan Bank Stock                       29,055       29,055
         Loans, net                                        494,569      495,183
                                                         ==========   ==========
       Financial liabilities:
         Deposits                                      $   504,900      508,182
         Borrowings                                        611,100      611,351
                                                         ==========   ==========
       Off balance sheet financial instruments:
         Commitments to extend credit                  $    62,436       62,436
                                                         ==========   ==========

                              PEOPLES BANCORP, INC.

(17)   Disclosures about Fair Value of Financial Instruments, cont.

                                                                  1997
                                                      --------------------------
                                                        Carrying         Fair
                                                         amount         value
                                                         ------         -----
                                                           (in thousands)
       Financial assets:
         Cash and cash equivalents                    $    15,546       15,546
         Investment and mortgage backed securities
            available for sale                            137,338      137,338
         Investment and mortgage backed securities
            held to maturity                               60,955       61,306
         Federal Home Loan Bank Stock                       3,386        3,386
         Loans, net                                       396,448      396,822
                                                        ==========   ==========
       Financial liabilities:
         Deposits                                     $   493,400      497,791
         Borrowings                                        30,000       30,131
                                                        ==========   ==========
       Off balance sheet financial instruments:
         Commitments to extend credit                 $    49,736       49,736
                                                        ==========   ==========

18)    Earnings per Common Share

       The following table summarizes the computation of basic earnings and diluted earnings per common share for the years ended December 31, 1998, 1997 and 1996:

                                                1998        1997         1996
                                                ----        ----         ----
                                           (in thousands, except per share data)

       Earnings available to common
            shareholders                   $   12,069        7,462        8,391
                                             =========   ==========   ==========
       Weighted average common
            shares outstanding                 35,344       34,170       34,086
       Plus common stock equivalent               457          375           38
                                             ---------   ----------   ----------
       Diluted weighted average
            shares outstanding             $   35,801       34,545       34,124
                                             =========   ==========   ==========
       Earnings per common share:
            Basic                          $     0.34         0.22         0.25
            Diluted                              0.34         0.22         0.25
                                             =========   ==========   ==========

                              PEOPLES BANCORP, INC.

(18)   Earnings per Common Share, cont.

       Earnings per share for 1997 and 1996 are restated to reflect the mutual-to-stock conversion of the Mutual Holding Company on April 8, 1998, which included the exchange of previously outstanding shares of common stock at an exchange ratio of 3.8243 shares of common stock for each share of Mid-Tier Holding Company Common Stock.

(19)   Recent Accounting Pronouncements

       Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", established accounting and reporting standards for derivative instruments, and for hedging activities. SFAS 133 supersedes the disclosure requirements in Statements No. 80, 105 and 119. This statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Bancorp.

       Statement of Financial Accounting Standards No. 134 (SFAS No. 134), "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" amends FASB No. 65, "Accounting for Certain Mortgage Banking Activities", to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those investments. SFAS 134 is effective January 1, 1999. The adoption of this statement is not expected to have a material impact on the financial position or results of operations of the Bancorp.

(20)   Parent Company Only Information

       The Mid-Tier Holding Company ("Parent Company") was formed to become the stock holding company of the Bank in the two-tier reorganization of the Bank and the Mutual Holding Company, which was completed in July 1997. In the two-tier reorganization, all of the outstanding shares of the Bank's common stock including shares held by the Mutual Holding Company and Minority Stockholders, were converted into shares of Parent Company common stock, and the Bank became the wholly-owned subsidiary of Parent Company. The following financial statements present the financial activity of the Parent Company:

                              PEOPLES BANCORP, INC.

(20)   Parent Company Only Information, cont.


                        Condensed Statement of Condition

                           December 31, 1998 and 1997

                                 (in thousands)

                     Assets                          1998             1997
                                                     -----            ----

       Cash                                     $      2,436             -
       Federal funds sold                             43,800             -
       Investments and mortgage-backed
            securities available for sale             55,230             -
       Employee Stock Ownership Plan
            Trust Loan                                 9,205             -
       Other assets                                    1,529             -
       Investment in subsidiary                      231,158       110,038
                                                  -----------   -----------
               Total assets                     $    343,358       110,038
                                                  ===========   ===========

                      Liabilities and
                   Stockholders' Equity

       Other liabilities                               1,873             -
       Stockholders' equity                          341,485       110,038
                                                  -----------   -----------
               Total liabilities and stock-
                 holders' equity                $    343,358       110,038
                                                  ===========   ===========

                              PEOPLES BANCORP, INC.

(20)   Parent Company Only Information, cont.


                          Condensed Statement of Income

                        Year ended December 31, 1998 and
                    period July 1, 1997 to December 31, 1997

                                 (in thousands)

                                                    1998          1997
                                                    ----          ----

       Operating income:
            Interest and dividend income
               on securities available for sale $     1,598           -
            Interest income on Federal
               funds sold                             2,167           -
            Interest income on ESOP loan                748           -
            Gain on sales of investment
               securities                               530           -
            Dividends from subsidiary                   285         569
                                                  ----------   ---------
               Total operating income                 5,328         569

       Operating expense                                257           -
                                                  ----------   ---------
               Income before income taxes             5,071         569

       Income taxes                                   1,974           -
                                                  ----------   ---------
               Net income                             3,097         569

       Equity in undistributed net income
         of subsidiary                                8,972       3,660
                                                  ----------   ---------
                                                $    12,069       4,229
                                                  ==========   =========

                              PEOPLES BANCORP, INC.

(20)   Parent Company Only Information, cont.


                        Condensed Statement of Cash Flows

                        Years ended December 31, 1998 and
                     period July 1,1997 to December 31, 1997

                                 (in thousands)

                                                                        1998        1997
                                                                        ----        ----
Cash flows from operating activities:
     Net income                                                     $    12,069       4,229
     Adjustments to reconcile net income to net cash
        provided by operating activities:
          Net gain on sales of securities                                  (530)          -
          Increase in other assets                                       (1,529)          -
          Increase in other liabilities                                   1,873           -
          Equity in undistributed net income of subsidiary               (8,972)     (3,660)
                                                                    -----------  ----------
             Net cash provided by operating activities                    2,911         569
                                                                    -----------  ----------
Cash flows from investing activities:
     Proceeds from maturities of securities available for sale           58,000           -
     Proceeds from sales of securities available for sale                 6,154           -
     Repayments of mortgage-backed securities                             2,667           -
     Purchase of securities available for sale                         (121,796)          -
     Investment in subsidiary                                          (118,329)          -
     Loan to Employee Stock Ownership Plan Trust                         (9,522)          -
     Loan Payments from Employee Stock Ownership
        Plan Trust                                                          317           -
                                                                    -----------  ----------
             Net cash used in investing activities                     (182,509)          -
                                                                    -----------  ----------
Cash flows from financing activities:
     Net proceeds from exercise of stock options                            466           -
     Net proceeds received from stock offering                          236,024           -
     Purchase of treasury shares                                         (6,808)          -
     Dividends paid                                                      (3,848)       (569)
                                                                    -----------  ----------
             Net cash provided by (used in) financing activities        225,834        (569)
                                                                    -----------  ----------
Net increase in cash and cash equivalents                                46,236           -

Cash and cash equivalents as of beginning of year                             -           -
                                                                    -----------  ----------
Cash and cash equivalents as of end of year                         $    46,236           -
                                                                    ===========  ==========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         There were no changes in or disagreements with accountants with respect to the Company's accounting and financial disclosures during the year ended December 31, 1998.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS
--------------------------------------------------------------------------------

Management of the Company

         The Boards of Directors of the Company are divided into three classes and are elected by the stockholders of the Company for staggered three year terms, or until their successors are elected and qualified. One class of directors, consisting of directors Pruitt, Reinhard and Trainer have terms of office expiring in 1999; a second class, consisting of director Sill has a term of office expiring in 2000, and a third class consisting of directors Breithaupt, Longstreth, Stokes and Truesdell have terms of office expiring in 2001. Their names and biographical information are set forth under "Directors of the Bank" and "Biographical Information."

         The following individuals hold positions as executive officers of the Company or its subsidiaries, as is set forth below opposite their names.

Name                                      Position
----                                      --------

Wendell T. Breithaupt.................    Director, President and Chief
                                          Executive Officer

Leo J. Bellarmino.....................    Executive Vice President and
                                          Chief Operating Officer

Dan A. Chila..........................    Senior Vice President and
                                          Chief Financial Officer

Richard L. Gallaudet..................    Vice President

Dean H. Lippincott....................    Vice President

Robert Russo..........................    Vice President and Treasurer

Robert C. Hollenbeck..................    Vice President and Corporate Secretary

Frank Sannella, Jr....................    President and Chief Executive Officer,
                                          TSBusiness Finance

William F. Bedle......................    Chairman and Chief Executive Officer,
                                          Manchester Trust Bank

         The executive officers of the Company are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors.

         Since the formation of the Company, none of the executive officers, directors or other personnel has received remuneration from the Company. Information concerning the principal occupations, employment and compensation of the directors and officers of the Company is set forth under "Biographical Information."

Directors of the Bank

         The Bank's Board of Directors is composed of eight members. Directors of the Bank are generally elected to serve for a three year period or until their respective successors shall have been elected and shall qualify. The following table sets forth certain information regarding the composition of the Bank's Board of Directors as of December 31, 1998, including the terms of office of Board members.

                                          Positions
                                         Held in the            Director    Current Term
       Name                 Age              Bank               Since (1)     to Expire
       ----                 ---         ------------            ---------     ---------

John B. Sill, Jr.           76            Chairman                1977          2000
Wendell T. Breithaupt       65     Director, President and        1979          2001
                                   Chief Executive Officer
Peter S. Longstreth         54            Director                1992          2001
George A. Pruitt            52            Director                1991          1999
George W. Reinhard          66            Director                1983          1999
Charles E. Stokes, III      68            Director                1978          2001
Raymond E. Trainer          51            Director                1986          1999
Miles W. Truesdell, Jr.     55            Director                1992          2001

-------------------------

(1) Reflects initial appointment to the Board of Directors of the Bank's mutual predecessor.

Executive Officers of the Bank Who Are Not Directors

         The following table sets forth information regarding the executive officers of the Bank who are not also directors.

                                                        Positions
                                                        Held in the
       Name              Age                               Bank
       ----              ---                           ------------
Leo J. Bellarmino        50        Executive Vice President and Chief Operating Officer
Dan A. Chila             51          Senior Vice President and Chief Financial Officer
Richard L. Gallaudet     54              Vice President and Senior Lending Officer
Dean H. Lippincott       46                           Vice President
Robert Russo             44                    Vice President and Treasurer
Robert C. Hollenbeck     53               Vice President and Corporate Secretary
Frank Sannella, Jr.      61      President and Chief Executive Officer, TSBusiness Finance
William F. Bedle         61     Chairman and Chief Executive Officer, Manchester Trust Bank

Biographical Information

         The principal occupation during the past five years of each director and executive officer of the Bank is set forth below. All directors have held their present positions for five years unless otherwise stated.

         John B. Sill, Jr. is President of Ivins & Taylor, Inc., funeral directors located in Trenton, New Jersey.

         Wendell T. Breithaupt is President and Chief Executive Officer of the Bank and serves also as a Director. He has served as President since 1981 and as Chief Executive Officer since 1982. He has been a Director since 1979. He is a Director, Chairman of the Executive Committee, and Chairman of the Mercer County Chamber of Commerce. He is a member of the Mercer County Economic Development Commission, a trustee of the Drumthwacket Foundation, Inc. and a member of the Banking Advisory Board of the State of New Jersey. Mr. Breithaupt also serves as a director of RSI Retirement Systems, a New York corporation.

         Peter S. Longstreth is Managing Partner of Aegis Property Group, a regional real estate company.

         George A. Pruitt is President of Thomas A. Edison State College.

         George W. Reinhard is Chairman of the Board and Chief Executive Officer of Lester Fellows Co., Inc., an interstate trucking firm.

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

         Dan A. Chila is Senior Vice President and Chief Financial Officer of the Company and the Bank, responsible for all financial, investment, and treasury activities. He joined the Bank in June 1998. He is a Certified Public Accountant and has 23 years experience in banking, including Chief Financial Officer positions at Citizens Bancorp, New Jersey National Bank, CoreStates New Jersey National Bank, CoreStates First Pennsylvania Bank and was Senior Vice President and Financial Manager of CoreStates Retail Division. He also served five years as audit supervisor at Deloitte & Touche LLP.

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

         Robert Russo is Vice President and Treasurer, responsible for all financial reporting and accounting systems. He joined the Bank in 1985 as an Assistant Vice President. He has held other positions in the thrift industry since 1978.

         Robert C. Hollenbeck is Vice President and Corporate Secretary responsible for investor relations, bank investments and corporate regulatory matters. He joined the Bank in November 1994. He has 30 years of banking experience including 11 years as Executive Vice President and Director of New Brunswick Savings Bank and five years as Executive Vice President of Constellation Bank.

         Frank Sannella, Jr. is President and Chief Executive Officer of TSBusiness Finance Corporation, the wholly-owned subsidiary of the Bank. Mr. Sannella previously held several senior management positions including Executive Vice President and Senior Loan Officer of MidLantic Bank South and 1st National Bank of Toms River, President of Heritage Commercial Finance Company and Executive Vice President of Meridian Commercial Finance Corporation.

         William F. Bedle is Chairman and Chief Executive Officer of Manchester Trust Bank, a wholly-owned subsidiary of the Bank. Mr. Bedle is a founder of Manchester Trust and has served as Chief Executive Officer since 1990. He previously held trust executive positions with other banks.


ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

Directors Compensation

         Fees. During 1998, each member of the Board of Directors of the Bank, except Mr. Breithaupt, was paid a fee of $650 per Board meeting attended and $500 for attending meetings of the Executive, Examining (Audit) Committees and $250 for attending meetings of the Emergency Operations Committees. Directors attending Loan Committee meetings received $300 per meeting, and directors attending Benefits and Compensation Committee meetings received $250 per meeting. The Chairman of the Board received $900 per meeting of the Board of Directors and $800 for Executive Committee, and the Chairman of the Examining (Audit) Committee received $700 per meeting of the Examining (Audit) Committee. In addition, non-officer directors other than the Chairman were paid an annual retainer of $8,000, and the Chairman was paid an annual retainer of $16,000.

         1996 Option Plan. During 1996 the Bank and the Mutual Holding Company adopted the Trenton Savings Bank and Peoples Bancorp, MHC 1996 Stock Option Plan (the "1996 Option Plan"), which was approved by the Bank's stockholders. Under the 1996 Option Plan, during 1996 Directors Sill, Stokes, Reinhard, Trainer, Pruitt, Longstreth and Truesdell each received options to purchase 12,000 shares of Bank Common Stock with an exercise price of $13.50 per share (i.e., the fair market value of the Bank Common Stock on the date the option was granted), of which 4,800 options for each Director vested during 1997, 4,800 options vested during 1998, and all remaining options are scheduled to vest during 1999. During 1997, each such Director received additional options to purchase 3,500 shares of Bank Common Stock with an exercise price of $21.00 per share (i.e., the fair market value of the stock on the date of grant), of which 2,800 options for each director vested in 1998, and all remaining options are scheduled to vest during 1999. Each option to purchase a share of Bank Common Stock was converted into an option to purchase a share of Mid-Tier Common Stock in the reorganization of the Bank into the two-tier mutual holding company structure (the "Two-Tier Reorganization"), and each option to purchase a share of Mid-Tier Common Stock was converted into options to purchase 3.8243 shares of Common Stock in the Conversion. The exercise price of the options to purchase Mid-Tier Common Stock was similarly reduced by a factor of 3.8243. All awards become fully vested upon a director's disability, death, retirement or following termination of service in connection with a change in control of the Company or the Bank. All options granted under the 1996 Option Plan expire upon the earlier of ten years following the date of grant or, generally, nine years following the date the optionee ceases to be a director.

         1996 Recognition Plan. During 1996 the Bank adopted the Trenton Savings Bank and Peoples Bancorp, MHC 1996 Recognition and Retention Plan (the "1996 Recognition Plan"), which was approved by the Bank's stockholders. During 1996, 9,364 shares of Bank Common Stock were awarded under the 1996 Recognition Plan to Directors Sill, Stokes, Reinhard and Trainer, 7,491 shares were awarded to Director Pruitt, and 7,257 shares were awarded to Directors Longstreth and Truesdell. Such participants vested in 3,746, 2,996, and 2,903 of such shares, respectively, during 1997, 3,746, 2,296 and 2,903 of such shares, respectively, during 1998, and are scheduled to vest in all remaining shares during 1999. Each share of Bank Common Stock was converted into a share of Mid-Tier Common Stock in the Two-Tier Reorganization, and each share of Mid-Tier Common Stock was converted into 3.8243 shares of Common Stock in the Conversion. Awards become fully vested upon a director's disability, death, retirement or following termination of service in connection with a change in control of the Bank or the Company. Unvested shares of restricted stock are forfeited by a non-employee director upon failure to seek reelection, failure to be reelected, or resignation from the Board. Prior to vesting, recipients of awards under the 1996 Recognition Plan receive dividends and may direct the voting of the shares of restricted stock allocated to them.

Executive Compensation

         Summary Compensation Table. The following table sets forth for the years ended December 31, 1998, 1997 and 1996, certain information as to the total remuneration paid by the Company and subsidiaries to the Chief Executive Officer and executive officers whose salary and bonuses exceeded $100,000 in 1998 ("Named Executive Officers").

                                                                                Long-Term Compensation
                                                                         ---------------------------------
                                      Annual Compensation                          Awards
                                   ------------------------------------  ------------------------
                            Year                             Other        Restricted     Shares                  All
Name and                   Ended                          Annual Com-       Stock      Underlying    LTIP       Other
Principal Position (1)    Dec. 31, Salary (2)  Bonus (3)  pensation (4)   Awards (5)   Options (6) Payouts  Compensation (7)
----------------------    -------- ----------  ---------  -------------  ------------- ----------- -------  ----------------
Wendell T. Breithaupt      1998    $260,000    $100,000        --                 --          --      --       $81,268
  President and Chief      1997     196,796      50,000        --                 --      25,000      --        80,712
  Executive Officer        1996     187,425      50,000        --           $560,426      78,000      --        80,712

William F. Bedle           1998    $107,500    $ 26,970        --                 --          --      --        $6,356
  Chairman of the Board    1997      30,625       7,131        --                 --          --      --           148
  and Chief Executive
  Officer
  Manchester Trust Bank

Leo J. Bellarmino          1998    $150,000    $ 25,000        --                 --          --      --        $8,111
  Executive Vice President 1997     140,000      10,273        --                 --      10,000      --         8,151
  and Chief Operating
  Officer                  1996     140,000      10,000        --                 --      34,000      --         1,713

Frank Sannella, Jr.        1998    $126,000    $ 37,879        --                 --          --      --        $7,355
  President and Chief      1997     120,000          --        --                 --          --      --         3,333
  Executive Officer
  of TSBF                  1996      47,077          --        --                 --          --      --            99

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

(4) The Bank provides certain members of senior management with the use of an automobile and other personal benefits which have not been included in the table. The aggregate amount of such other benefits did not exceed the lesser of $50,000 or 10% of each Named Executive Officer's cash compensation.
(5) Includes awards of 158,745 restricted shares of Bank Common Stock to Mr. Breithaupt, 63,498 shares of which vested during the year ended December 31, 1998. Each share of Bank Common Stock was converted into a share of Mid-Tier Common Stock in the Two-Tier Reorganization, and each share of Mid-Tier Common Stock was converted into 3.8243 shares of Common Stock in the Conversion. he value of the awards is based on the last sale price of the Bank Common Stock on the date of the award. Dividends are paid to the holder of the restricted stock. As of December 31, 1998, the fair market value of the shares of restricted stock held by Mr. Breithaupt was $345,270.
(6) Information is presented for awards of options to purchase Bank Common Stock. Each option to purchase a share of Bank Common Stock was converted into an option to purchase a share of Mid-Tier Common Stock in the Two-Tier Reorganization, and each option to purchase a share of Mid-Tier Common Stock was converted into options to purchase 3.8243 shares of Common Stock in the Conversion. Of the awards to Mr. Breithaupt and Bellarmino during 1997, 157,560 and 67,306 options to purchase shares of Bank Common Stock, respectively, vested during the year ended December 31, 1998, and all remaining options are scheduled to vest during 1999. Of the awards to Mr. Breithaupt and Bellarmino during 1996, 157,560 and 67,306 options to purchase shares of Bank Common Stock, respectively, vested during the year ended December 31, 1997,157,560 and 67,306 options to purchase shares of Bank Common Stock, respectively, vested during the year ended December 31, 1998, and 78,780 and 33,653 options to purchase shares of Bank Common Stock, respectively, are scheduled to vest during 1999.
(7) Includes the Bank's contribution to the 401(k) Plan and the Bank's Supplemental Executive Retirement Plan, and insurance premiums paid by the Bank on behalf of Named Executive Officers.

Benefit Plans

         1996 Stock Option Plan. The Bank's 1996 Option Plan is available to directors and officers and other employees of the Bank and its affiliates. The plan is administered by a committee of outside directors. The plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 (the "Code"), "non-statutory options," which do not qualify as incentive stock options, and certain "Limited Rights," exercisable only upon a "change in control" as defined in the Plan. The following table sets forth certain information regarding awards under the 1996 Option Plan and information regarding the shares acquired, the value realized during 1998 by Named Executive Officers upon exercise of options, the number of shares of Common Stock underlying options and the value of options held by Named Executive Officers at December 31, 1998. No options were granted under terms of the 1996 Option Plan in 1998.

      AGGREGATED OPTION EXERCISES IN 1998 AND FISCAL YEAR-END OPTION VALUES

                                                      Number of Securities              Value of
                                                           Underlying                 Unexercised
                            Shares          Net            Unexercised                In-the-Money
                           Acquired        Value           Options at               Options at Fiscal
       Name              Upon Exercise   Realized        Fiscal Year-end               Year-End (1)
-----------------       --------------  ----------  -------------------------   -------------------------
                                                    Exercisable/Unexercisable   Exercisable/Unexercisable
                                                    -------------------------   -------------------------
Wendell T. Breithaupt       28,327        199,139        230,139/78,780         $1,540,458/$541,162
Leo J. Bellarmino           24,148        161,564        102,603/33,653          $693,655/$232,191


(1) Equals the difference between the aggregate exercise price of such options and the aggregate fair market value of the shares of Common Stock that would be received upon exercise, assuming such exercise occurred on December 31, 1998, on which date the last sale of the Common Stock was at a price of $10.875.

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

         Employment Agreements. The Bank has entered into an employment agreement with Mr. Bellarmino (the "Executive"). The agreement has a term of 36 months. On each anniversary date, the agreement may be extended for an additional twelve months, so that the remaining term shall be 36 months. If the agreement is not renewed, the agreement will expire 24 months following the anniversary date. Under the agreement, the current base salary for Mr. Bellarmino is $140,000 (the "Base Salary"). The Base Salary may be increased but not decreased. In addition to the Base Salary, the agreement provides for, among other things, participation in retirement plans and other employee and fringe benefits applicable to executive personnel. The agreement permits the Executive to be terminated for cause at any time. In the event the Bank terminates the Executive's employment for reasons other than for cause, or in the event of the Executive's resignation from the Bank upon (i) failure to re-elect the executive to his current offices, (ii) a material change in the Executive's functions, duties or responsibilities, or relocation of his principal place of employment by more than 30 miles, (iii) liquidation or dissolution of the Bank, (iv) a breach of the agreement by the Bank, or (v) following a change in control of the Bank or the Company, the Executive, or in the event of death, his beneficiary, would be entitled to severance pay in an amount equal to three times (or, in the event of a change in control, 2.99 times) the average of the five preceding years Base Salary, including bonuses and any other taxable compensation and the amount of any contributions made to any employee benefit plan. The Bank would also continue the Executive's life, health, dental and disability coverage for 36 months from the date of termination. In the event the payments to the executive would include an "excess parachute payment" as defined by Code Section 280G (relating to payments made in connection with a change in control), the payments would be reduced by that amount necessary in order to avoid having an excess parachute payment.

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

         Severance Agreements. The Bank has entered into severance agreements with Frank Sannella, Jr., and MTB has entered into a severance agreement with William Bedle (the "Severance Agreement") which provide certain benefits in the event of a change in control of the Bank or the Company. The Severance Agreements provide for up to an 18 month term. Commencing on each anniversary date, the Board of Directors may extend any Severance Agreement for an additional 18 months. Following a change in control of the Company or the Bank, an officer would be entitled to a payment under the Severance Agreement if the officer voluntarily or involuntarily terminates employment during the term of such agreement, other than for cause, as defined. In the event that an officer who is a party to a Severance Agreement is entitled to receive payments pursuant to the Severance Agreement, he would receive a cash payment up to a maximum of
1.5 times the average of the preceding year's annual base salary and bonuses. In addition to the severance payment, each covered officer would be entitled to receive life, health, dental and disability coverage for a period of up to 12 months from the date of termination. Notwithstanding any provision to the contrary in the Severance Agreement, payments under the Severance Agreements are limited so that they will not constitute an excess parachute payment under Section 280G of the Internal Revenue Code.

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

         Under the Retirement Plan, an employee's benefits are unvested prior to the completion of five years of service and are fully vested after five years of service. A year of service is any year in which an employee works a minimum of 1,000 hours. The Retirement Plan provides for an early retirement option with reduced benefits for participants who are age 55 and who have 15 years of service. The Company's pension expense for the Retirement Plan for 1998 was $377,718, 1997 was $276,428, 1996 was $188,285 and 1995 was $168,308.

         The following table illustrates annual pension benefits for retirement at age 65 under various levels of compensation and years of service. The figures in the table assume that the Retirement Plan continues in its present form, that the participants retire at age 65 and that the participants elect a straight life annuity form of benefit.

             Five Year
              Average        10 Years of   15 Years of   20 Years of   25 Years of
           Compensation        Service       Service       Service       Service
           ------------        -------       -------       -------       -------
             $  40,000        $   7,177    $  10,765      $  14,353    $  17,942
                50,000            9,477       14,215         18,953       23,692
                60,000           11,777       17,665         23,553       29,442
                70,000           14,077       21,115         28,153       35,192
                80,000           16,377       24,565         32,753       40,942
                90,000           18,677       28,015         37,353       46,692
               100,000           20,977       31,465         41,953       52,442
               110,000           23,277       34,915         46,553       58,192
               120,000           25,577       38,365         51,153       63,942
               130,000           27,877       41,815         55,753       69,692
               140,000           30,177       45,265         60,353       75,442
               150,000           32,477       48,715         64,953       81,192
               160,000           34,778       52,165         69,553       86,942

         The maximum annual compensation which may be taken into account under the Code (as adjusted from time to time by the IRS) for calculating contributions under qualified defined benefit plans is currently $160,000, and the maximum annual benefit permitted under such plan is currently $125,000. At September 30, 1998, Mr. Breithaupt had 19 years of service under the Retirement Plan, and his five-year average compensation was $160,000 (as limited by the tax law requirements).

Compensation Committee Interlocks and Insider Participation

         During 1998, the Compensation Committee of the Bank was chaired by Mr. Sill, and Messrs. Longstreth, Pruitt and Trainer served as members. No such member has ever been an employee of the Company or its subsidiaries, or has been involved in any transaction with the Company required to be disclosed by the SEC rules regarding transactions with an affiliate.

Indebtedness of Management

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT
--------------------------------------------------------------------------------

         The following table includes, as of December 31, 1998, certain information as to the Common Stock beneficially owned by (i) the only persons or entities, including any "group" as that term issued in Section 13(d)(3) of the Exchange Act, who or which was known to the Company to be the beneficial owner of more than 5% of the issued and outstanding Common Stock, (ii) the directors of the Company and the Bank, (iii) certain executive officers of the Company and the Bank, and (iv) all directors and executive officers of the Bank as a group.


  Name of Beneficial                                      Amount and Nature
    Owner or Number                                    of Beneficial Ownership         Percent of
  of Persons in Group                                      (1)(2)(3)(4)(5)            Common Stock
----------------------                                 -----------------------        ------------
John B. Sill, Jr...................................           104,954                        *
Wendell T. Breithaupt..............................           494,946                     1.38%
Peter S. Longstreth................................           173,132                        *
George A. Pruitt...................................            29,626                        *
George W. Reinhard.................................           514,318                     1.44%
Charles E. Stokes, III.............................            98,528                        *
Raymond E. Trainer.................................           208,418                        *
Miles W. Truesdell, Jr.............................           165,802                        *
Leo J. Bellarmino..................................           131,055                        *
Dan A. Chila.......................................             8,000
Richard L. Gallaudet...............................            73,592                        *
Dean H. Lippincott.................................            75,279                        *
Robert Russo.......................................            55,851                        *
Robert C. Hollenbeck...............................            43,109                        *
Frank Sannella, Jr.................................             6,531                        *
William F. Bedle...................................            12,754                        *
                                                           ----------                    -----
All directors and executive officers as a
  group (13 persons)...............................         2,195,805                     6.14%
                                                           ----------                    -----
Franklin Mutual Advisors, Inc......................         1,905,899                    5.33%
51 John F. Kennedy Parkway
Shirt Hills, New Jersey 07078

Thomson Horstman & Bryant, Inc.....................         2,062,000                    5.44%
park 80 West
Plaza One
Saddle Brook, New Jersey 07663

----------------------------
*    Less than 1%

(1) Based upon filings made pursuant to the Exchange Act and information furnished by the respective individuals. In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as to which beneficial ownership is being determined. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(2) The executive officers and directors of the Bank are also executive officers and directors of the Company.
(3) Under applicable regulations, a person is deemed to have beneficial ownership of any shares of Common Stock which may be acquired within 60 days of the date as of which beneficial ownership is being determined pursuant to the exercise of outstanding stock options. Shares of Common Stock which are subject to stock options are deemed to be outstanding for the purpose of computing the percentage of outstanding Common Stock owned by such person or group but not deemed outstanding for the purpose of computing the percentage of Common Stock owned by any other person or group.
(4) Includes the following amounts of unvested shares of restricted stock awarded under the 1996 Recognition Plan which may be voted by the recipient pending vesting and distribution: Mr. Sill 7,159 shares; Mr. Breithaupt 31,749 shares; Mr. Longstreth 5,549 shares; Mr. Pruitt 5,728 shares; Mr. Reinhard 7,159 shares; Mr. Stokes 7,159 shares; Mr. Trainer 7,159 shares; Mr. Truesdell 5,549 shares; Mr. Gallaudet 3,736 shares; Mr. Lippincott 3,847 shares; Mr. Russo 3,395 shares; and Mr. Hollenbeck 3,059 shares. Includes the following number of shares of Common Stock underlying options that are exercisable within 60 days of the date of which beneficial ownership is being determined: Mr. Sill 10,708 shares; Mr. Breithaupt 258,467 shares; Mr. Longstreth 47,421 shares; Mr. Stokes 47,421 shares; Mr. Trainer 47,42 1 shares; Mr. Truesdell 47,421 shares; Mr. Bellarmino 102,603 shares; Mr. Gallaudet 33,653 shares; Mr. Russo 27,534 shares; and Mr. Lippincott 15,297 shares.

ITEM 13.   CERTAIN TRANSACTIONS
--------------------------------------------------------------------------------

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

         (a)(1)     Financial Statements
                    --------------------

                    .    Independent Auditors' Report
                    .    Consolidated Statements of Condition (as of December
                         31, 1998 and 1997)
                    .    Consolidated Statements of Income (for the years ended
                         December 31, 1998, 1997 and 1996)
                    .    Consolidated Statements of Stockholders' Equity (for
                         the years ended December 31, 1998, 1997 and 1996)
                    .    Consolidated Statements of Cash Flows (for the years
                         ended December 31, 1998, 1997 and 1996)
                    .    Notes to Consolidated Financial Statements (for the
                         years ended December 31, 1998, 1997 and 1996)

          (a)(2)    Financial Statement Schedules
                    -----------------------------

                    No financial statement schedules are filed because the required information is not applicable or is included in the financial statements or related notes.

         (a)(3)   Exhibits
                  --------

                  2        Plan of Conversion and Reorganization*
                  3.1      Certificate of Incorporation of the Company*
                  3.2      Bylaws of the Company*
                  4        Form of Common Stock Certificate of the Company*
                  10.1     Amended Employment Agreement between Trenton Savings
                           Bank FSB and Wendell T. Breithaupt**
                  10.2     Supplemental Executive Retirement Plan**
                  10.3     Trenton Savings Bank FSB and Peoples Bancorp, MHC
                           1996 Stock Option Plan**
                  10.4     Trenton Savings Bank FSB and Peoples Bancorp, MHC
                           1996 Recognition and Retention Plan**
                  10.5     Form of Employment Agreement*
                  10.6     Form of Severance Agreement*
                  10.7     Employee Stock Ownership Plan*
                  21       Subsidiaries of the Registrant
                  23       Consent of KPMG LLP
                  24       Power of Attorney (set forth on Signature Page)
                  27       EDGAR Financial Data Schedule

         (b)      Reports on Form 8-K:
                  -------------------

         --------------------------------------
         *Filed as exhibits to the Registration Statement on Form S-1 under the Securities and Exchange Act of 1933 of Peoples Bancorp, Inc., filed with the Securities and Exchange Commission on December 22, 1997 and amended February 5, 1998 (Registration No. 333-42889). All such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.
         **Filed as exhibits to the Registration Statement on Form S-4 under the Securities and Exchange Act of 1933 of Peoples Bancorp, Inc., filed with the Securities and Exchange Commission on March 10, 1997 and amended April 17, 1997 (Registration No. 333-23029). All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PEOPLES BANCORP, INC.


Date: March    , 1999                 By:  /s/ Wendell T. Breithaupt
            ---                            ------------------------------
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



By:  /s/ Dan A. Chila                      By: /s/ John B. Sill, Jr.
     --------------------------------          ---------------------------------
     Dan A. Chila, Senior Vice                 John B. Sill, Jr., Chairman
     President and Chief Financial
     Officer (Principal  Financial
     and Accounting Officer)

Date:  March      , 1999                       Date:  March      , 1999
             -----                                          -----

By:  /s/ Miles W. Truesdell, Jr.           By: /s/ Peter S. Longstreth
     --------------------------------          ---------------------------------
     Miles W. Truesdell, Jr., Director         Peter S. Longstreth, Director

Date:  March      , 1999                        Date:  March      , 1999
             -----                                           -----

By:  /s/ George A. Pruitt                  By: /s/ George W. Reinhard
     --------------------------------          ---------------------------------
     George A. Pruitt, Director                George W. Reinhard, Director

Date:  March      , 1999                       Date:  March      , 1999
             -----                                          -----

By:  /s/ Charles E. Stokes                 By: /s/ Raymond E. Trainer
     --------------------------------          ---------------------------------
     Charles E. Stokes, Director               Raymond E. Trainer, Director

Date:  March      , 1999                       Date:  March      , 1999
-----                                          -----