Form 10-K/A
period 1998-12-31
PEOPLES BANCORP INC /DE/
filed 1999-03-30
CIK 1035239

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                Amendment No. 1

                                  FORM 10-K/A

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_].

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

                                      PEOPLES BANCORP, INC.


Date: March 26, 1999                  By:  /s/ Wendell T. Breithaupt
                                           ------------------------------
                                           Wendell T. Breithaupt
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Dan A. Chila                      By: /s/ John B. Sill, Jr.
     --------------------------------          ---------------------------------
     Dan A. Chila, Senior Vice                 John B. Sill, Jr., Chairman
     President and Chief Financial
     Officer (Principal  Financial
     and Accounting Officer)

Date:  March 26, 1999                          Date:  March 26, 1999

By:  /s/ Miles W. Truesdell, Jr.           By: /s/ Peter S. Longstreth
     --------------------------------          ---------------------------------
     Miles W. Truesdell, Jr., Director         Peter S. Longstreth, Director

Date:  March 26, 1999                           Date:  March 26, 1999

By:  /s/ George A. Pruitt                  By: /s/ George W. Reinhard
     --------------------------------          ---------------------------------
     George A. Pruitt, Director                George W. Reinhard, Director

Date:  March 26, 1999                          Date:  March 26, 1999

By:  /s/ Charles E. Stokes                 By: /s/ Raymond E. Trainer
     --------------------------------          ---------------------------------
     Charles E. Stokes, Director               Raymond E. Trainer, Director

Date:  March 26, 1999                          Date:  March 26, 1999
-----                                          -----