Form 10-Q
period 1999-03-31
PEOPLES BANCORP INC /DE/
filed 1999-05-12
CIK 1035239

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _________________

                        Commission File Number 0-22641


                             PEOPLES BANCORP, INC.
                             ---------------------
            (Exact name of registrant to specified in its charter)


          DELAWARE                                      22-6764023
--------------------------------            ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


           134 FRANKLIN CORNER ROAD, LAWRENCEVILLE, NEW JERSEY 08648
           ---------------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number, including area code:    609-844-3100



________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report


     Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes   X       No _____
                         -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of March 31, 1999 there were 32,654,198 shares of the company's common stock outstanding.

                             PEOPLES BANCORP, INC.

                                     INDEX


                                                                                                          PAGE
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Statements of Condition as of
                         March 31, 1999 and December 31, 1998..........................................       3

                    Consolidated Statements of Income for the three
                         months ended March 31, 1999 and 1998..........................................       4

                    Consolidated Statements of Stockholders' Equity for the
                         three months ended March 31, 1999 and 1998....................................       5

                    Consolidated Statements of Cash Flows for the three month ended
                         March 31, 1999 and 1998.......................................................       6

                    Notes to the Consolidated Financial Statements.....................................    7-11

          Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations..........................................................   12-13


PART II.  OTHER INFORMATION............................................................................      13

                    Signatures.........................................................................      14

ITEM I. FINANCIAL STATEMENTS

                             PEOPLES BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CONDITION
                           (In Thousands of Dollars)

                                                            MARCH 31      DECEMBER 31
           ASSETS                                             1999            1998
           ------                                          ----------     ------------
                                                           (unaudited)
Cash and due from banks                                    $   13,193     $    11,668
Federal funds sold                                             99,500          69,600
                                                           ----------     -----------

      Total cash and cash equivalents                         112,693          81,268
                                                           ----------     -----------

Investment and mortgage backed securities
  available for sale, at market                               759,517         811,453
Investment and mortgage backed securities held
  to maturity, at cost (market value of $15,436 in
  1999 and $23,213 in 1998)                                    15,210          22,834
Federal Home Loan Bank stock, at cost                          29,055          29,055
Loans, net                                                    498,382         494,569
Bank premises and equipment, net                                6,698           6,763
Accrued interest receivable                                     7,982           8,657
Prepaid expenses                                                1,021             810
Intangible assets                                               9,536           9,757
Other assets                                                    4,107           4,432
                                                           ----------     -----------

      Total assets                                         $1,444,201     $ 1,469,598
                                                           ==========     ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------

Liabilities:
 Deposits                                                  $  506,976     $   504,900
 Borrowings                                                   611,100         611,100
 Accrued interest payable                                       5,712           5,865
 Accrued expenses and other liabilities                         7,836           7,863
                                                           ----------     -----------

      Total liabilities                                     1,131,624       1,129,728
                                                           ----------     -----------

Stockholders' Equity
  Common Stock: par value $0.01; authorized
    70,000,000 shares; issued 36,458,067 shares and
    outstanding 32,654,198 shares at March 31, 1999
    issued 36,411,645 shares and outstanding
    35,741,676 shares at December 31, 1998                        365             364
  Additional paid in capital                                  267,500         267,533
  Unallocated ESOP shares                                      (8,920)         (9,040)
  Treasury stock, at cost (3,803,869 shares at March
    31, 1999) and 669,969 shares at December 31, 1998)        (38,257)         (6,808)
  Retained earnings                                            91,822          87,091
  Unearned Management Recognition Plan shares                       0             (84)
  Accumulated other comprehensive income, net of tax               67             814
                                                           ----------     -----------

      Total stockholders' equity                              312,577         339,870
                                                           ----------     -----------

    Total liabilities and stockholders' equity             $1,444,201     $ 1,469,598
                                                           ==========     ===========

         See accompanying notes to Consolidated Financial Statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                                THREE MONTHS
                                                                               ENDED MARCH 31
                                                                           ----------------------
                                                                              1999          1998
                                                                           ----------------------
Interest and dividend income:
     Interest and fees on loans                                            $ 9,418        $ 7,793
     Interest on securities available for sale                              13,129          2,522
     Interest and dividends on securities held to maturity                     330            736
     Interest on Federal funds sold                                            796            263
                                                                           -------        -------
          Total interest income                                             23,673         11,314
                                                                           -------        -------
Interest expense on deposits                                                 4,876          5,086
Interest expense on borrowings                                               7,854            452
                                                                           -------        -------
          Total interest expense                                            12,730          5,538

            Net interest income                                             10,943          5,776

Provision for loan losses                                                      600            186
                                                                           -------        -------

          Net interest income after provision for loan losses               10,343          5,590
                                                                           -------        -------

Other income:
     Fees on loans and deposit accounts                                        211            196
     Fees for trust services                                                   442            415
     Net gain on sale of securities                                            299             --
     Other income                                                              310            381
                                                                           -------        -------
          Total other income                                                 1,262            992
                                                                           -------        -------

Operating expense:
     Salaries and employee benefits                                          2,158          2,269
     Net occupancy expense                                                     412            386
     Equipment expense                                                          33             33
     Data processing fees                                                      182            148
     Amortization of intangible assets                                         221            221
     FDIC insurance premium                                                     17             18
     Marketing expense                                                          93            105
     Other operating expense                                                   785            624
                                                                           -------        -------
          Total operating expense                                            3,901          3,804
                                                                           -------        -------
          Income before income taxes                                         7,704          2,778

Income taxes                                                                 2,973          1,075
                                                                           -------        -------
            Net income                                                     $ 4,731        $ 1,703
                                                                           =======        =======
Earnings per common share:
     Basic                                                                 $  0.14        $  0.05
                                                                           =======        =======
     Diluted                                                               $  0.14        $  0.05
                                                                           =======        =======

         See accompanying notes to Consolidated Financial Statements.

                             PEOPLES BANCORP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Three Months ended March 31, 1999 and 1998
                                (In Thousands)
                                  (Unaudited)

                                     NUMBER                                                       RETAINED
                                       OF                          ADDITIONAL                     EARNINGS         UNALLOCATED
                                     COMMON          COMMON         PAID-IN       TREASURY     (SUBSTANTIALLY         ESOP
                                     SHARES          STOCK          CAPITAL        STOCK         RESTRICTED)       PLAN SHARES
                                  -----------    ------------    ------------    ----------   -----------------  ----------------
Balance at December 31, 1997       36,236,500     $     362       $    31,045     $       0     $     78, 870      $        0

Net income for three months
 ended March 31, 1998                                                                                   1,703
Other comprehensive income:
  Net change in net unrealized gain
   on securities available for sale
Comprehensive income
  Dividends declared                                                                                     (285)
  Amortization of unearned Management
   Recognition Plan shares
                                 ------------    -----------      -----------     ---------     -------------      ----------
Balance at March 31, 1998          36,236,500            362           31,045             0            80,288               0
                                 ============    ===========      ===========     =========     =============      ==========
Balance at December 31,1998        35,741,676            364          267,533        (6,808)           87.091           9,040
Net income for three months
  ended March 31, 1999                                                                                  4,731
Other comprehensive income:
  Net change in unrealized gain on
  securities available for sale
Comprehensive income
  Proceeds from exercise of
  stock options                        46,422              1              (33)
  Treasury stock repurchase        (3,133,900)                                      (31,449)
  Allocation of ESOP plan shares                                                                                          120
  Amortization of unearned Management
   Recognition Plan shares
                                 ------------    -----------      -----------     ---------     -------------      ----------
Balance at March 31, 1999          32,654,198     $      365      $   267,500     $ (38,257)    $      91.822      $   (8,920)
                                 ============    ===========      ===========     =========     =============      ==========

                                                  UNEARNED        ACCUMULATED
                                                 MANAGEMENT         OTHER            TOTAL
                                                 RECOGNITION     COMPREHENSIVE     STOCKHOLDER
                                                 PLAN SHARES        INCOME           EQUITY
                                              ---------------- ----------------   -------------
Balance at December 31, 1997                      $     (673)     $       434      $   110,038

Net income for three months
 ended March 31, 1998
Other comprehensive income:                                                              1,703
  Net change in net unrealized gain
   on securities available for sale                                       248              248
                                                                                   -----------
Comprehensive income                                                                     1,951
  Dividends declared                                                                      (285)
  Amortization of unearned Management
   Recognition Plan shares                               336                               336
                                               -------------     ------------      -----------
Balance at March 31, 1998                               (337)             682          112,040
                                               =============     ============      ===========
Balance at December 31,1998                              (84)             814          339,870
Net income for three months
  ended March 31, 1999                                                                   4,731
Other comprehensive income:
  Net change in unrealized gain on
   securities available for sale                                         (747)            (747)
                                                                                   -----------
Comprehensive income                                                                     3,984
  Proceeds from exercise of stock options                                                  (32)
  Treasury stock repurchase                                                            (31,449)
  Allocation of ESOP plan shares                                                           120
  Amortization of unearned Management
   Recognition Plan shares                                84                                84
                                               -------------     ------------      -----------
Balance at March 31, 1999                         $        0      $        67      $   312,577
                                               =============     ============      ===========

         See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (unaudited)

                                            THREE MONTHS ENDED MARCH 31,
                                              1999               1998
                                        --------------      -------------
Cash flows from operating activities:
 Net income                                   $  4,731           $  1,703
 Adjustments to reconcile net income
  to net cash provided by operating
   activities:
   Provision for loan losses                       600                186
   Depreciation and amortization expense           183                178
   Amortization of Management
    Recognition Plan shares                         84                336
   Amortization of intangible assets               221                221
   Amortization of ESOP                            120                  0
   Net amortization (accretion) of
    premiums and discounts on securities           164                (26)
   Decrease in accrued interest
    receivable and other assets                    789                 19
    increase in accrued interest
    payable and other liabilities                  708                353
   Net gain on sale of securities                 (299)                 0
                                        --------------      -------------
 Net cash provided by operating
  activities                                     7,301              2,970
                                        --------------      -------------

Cash flows used in investing activities:
 Proceeds from maturities of investment
  securities available for sale and held
   to maturity                                  14,700             19,370
 Purchase of investment securities
  available for sale                            (3,323)           (15,570)
 Maturities and repayments of
  mortgage-backed securities                    44,669              4,745
 Net increase in loans                          (3,760)           (16,297)
 Net additions to bank, premises,
  furniture, and equipment                        (116)              (207)
 Proceeds from sales of securities
  available for sale                             2,213                  0
                                        --------------      -------------
Net cash provided by (used in)
 investing financing activities                 54,383             (7,959)
                                        --------------      -------------

Cash flows from financing activities:
 Net proceeds from exercise of stock
  options                                            1                  0
 Net proceeds received from stock
  offering subscriptions                             0            229,052
 Purchase of treasury shares                   (31,449)                 0
 Dividends paid                                   (887)              (285)
 Net increase in demand deposits                 5,502             11,780
 Net (decrease) increase in savings
  and time deposits                             (3,426)             5,266
                                        --------------      -------------
Net cash provided by (used in)
 financing activities                          (30,259)           245,813
                                        --------------      -------------
Net increase in cash and cash
 equivalents                                    31,425            240,824
Cash and cash equivalents as of
 beginning of year                              81,268             15,546

Cash and cash equivalents as of         --------------      -------------
 end of year                                  $112,693           $256,370
                                        --------------      -------------
Supplemental disclosure of cash
 flow information:
 Cash paid:                             --------------      -------------
 Interest                                     $ 12,883           $  5,582
                                        ==============      =============
 Income taxes                                 $    795           $      0
                                        ==============      =============
Non investing activities:

 Assets acquired in settlement
  of loans                                    $     11           $      9
                                        ==============      =============


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       NOTES TO THE FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X for Peoples Bancorp. Inc. (the "Registrant" or "Company").

     In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial condition, results of operations, and changes in cash flows have been made at and for the three month periods ended March 31, 1999 and 1998. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1999.

(2)  THE CONVERSION OF THE MUTUAL HOLDING COMPANY TO THE STOCK FORM OF
     ORGANIZATION

     Peoples Bancorp. Inc. (the "Mid-Tier Holding Company") a federal corporation and the Registrant's predecessor, became the holding company for Trenton Savings Bank, FSB (the "Bank") in a reorganization (the "Two-Tier Reorganization"), in which all of the outstanding shares of the Bank's common stock ("Bank Common Stock"), including shares held by Peoples Bancorp, MHC (the "Mutual Holding Company") and stockholders other than the Mutual Holding Company (the "Minority Stockholders"), were converted into shares of common stock of the Mid-Tier Holding Company ("Mid-Tier Common Stock"), and the Bank became the wholly-owned subsidiary of the Mid-Tier Holding Company. From July 1997 through April 8, 1998, the Mid-Tier Holding Company's only material asset consisted of 100% of the outstanding shares of common stock of the Bank. The Registrant, Peoples Bancorp, Inc., a Delaware corporation, is the successor to the Mid-Tier Holding Corporation. The Company was formed as part of the mutual-to-stock conversion (the "Conversion") of the Mutual Holding Company. In the Conversion the Bank became the wholly-owned subsidiary of the Company and the corporate existence of the Mutual Holding Company ended. The Conversion was completed on April 8, 1998. Prior to the completion of the Conversion the Company had insignificant assets and liabilities.

     As part of the Conversion each of the outstanding shares of Mid-Tier Common Stock held by Minority Stockholders was automatically converted into 3.8243 shares of common stock, par value $.01 per share ("Common Stock") of the Company. As part of the Conversion and in addition to the 12,430,673 shares issued due to the conversion of Mid-Tier Common Stock into Common Stock, the Company sold 23,805,827 shares of Common Stock for a subscription price of $10.00 per share in a subscription offering (the "Offering"). Net proceeds of the Offering were approximately $217 million. At the conclusion of the Conversion there were 36,236,500 shares of Common Stock outstanding, including 952,233 shares held by the Comany's employee stock ownership plan (the "ESOP").

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

(3)  PLAN OF MERGER, CONT.

     The merger is expected to be completed in the second quarter of 1999 pending shareholder and regulatory approval. The transaction will be accounted for under the purchase accounting method for business combinations.

(4)  NON PERFORMING LOANS, NON PERFORMING ASSETS AND THE ALLOWANCE FOR LOAN
     LOSSES

     Loans contractually in arrears by three months or more at March 31, 1999 and December 31, 1998 are as follows (in thousands of dollars):

                                             March 31, 1999               December 31, 1998
                                         ----------------------       -------------------------
Loans delinquent 90 days or more               $  3,632                      $  4,123

Loans delinquent 90 days or more
 as a percentage of net loans
 receivable                                        0.73%                         0.83%

     An analysis of the allowance for loan losses for the three month periods ended March 31, 1999 and 1998 is as follows (in thousands of dollars):

                                       March 31, 1999        March 31, 1998
                                    ---------------------  -------------------
Balance at beginning of the period      $      4,095          $      3,415
Provision charged to operations                  600                   186
(Charge-offs), Recoveries, net                    53                   (39)
                                    ---------------------  -------------------
Balance at the end of the period        $      4,748          $      3,562
                                    ---------------------  -------------------

     Generally, the Bank's loans are placed on a non-accrual status when a default of principal or interest has existed for a period of 90 days except when, in the opinion of management, the collection of principal or interest is reasonably anticipated or adequate collateral exists. In addition, the Bank places any loan on non-accrual status if any part of it is classified as doubtful or loss or if any part has been charged to the allowance for loan losses. Real estate owned consists of property acquired through formal foreclosures and acquired by deed in lieu of foreclosure, and is recorded at the lower of cost or fair value. At March 31, 1999, the Bank had $35 thousand classified as real estate owned.

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

     As of March 31, 1999, the Bank's total non-performing loans and foreclosed assets amounted to $3.6 million, or .25% of total assets, compared to $4.3 million, or .29% of total assets at December 31, 1998.

     Federal regulations required that each insured savings institution classify its assets on a regular basis. There are four classifications for problem assets: "special mention," "substandard," "doubtful" and "loss." At March 31, 1999, the Bank had $6.8 million of loans classified as special mention, $6.2 million classified as substandard and $.2 million classified as doubtful or loss.

     It is management's policy to maintain an allowance for estimated loan losses based upon an assessment [1] in the case of residential loans, management's review of delinquent loans, loans in foreclosure and market conditions, [2] in the case of commercial business loans and commercial mortgage loans, when a significant decline in value can be identified as well as an overall assessment of the inherent risk in the portfolio and [3] in the case of consumer loans, based on the assessment of risks inherent in the loan portfolio. The Bank's allowance for loan losses, which includes a general valuation allowance, amounted to approximately $4.7 million and $3.6 million, respectively at March 31, 1999 and December 31, 1998.

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

(6)  RECENT ACCOUNTING PRONOUNCEMENTS

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

     Statement of Financial Accounting Standards No. 134 (SFAS No. 134), "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" amends FASB No. 65, "Accounting for Certain Mortgage Banking Activities", to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those investments. SFAS No. 134 was effective January 1, 1999. The adoption of this statement is not expected to have a material impact on the financial position or results of operations of the Company.

(7)  BORROWINGS

     The Bank may obtain advances from the Federal Home Loan Bank ("FHLB") of New York upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending and investment.

     On November 16, 1998 and December 10, 1998 the Bank entered into collateralized borrowing agreements with the FHLB. The monies received from these agreements funded the acquisition of three private mortgaged-backed securities (REMICS), rated Aaa, which are subject to agreements to sell to Sovereign.

     In January 1997, the Board of Directors approved a borrowing agreement with Morgan Stanley & Co., Inc. Pursuant to the borrowing agreement, the Bank borrowed $30.0 million at an interest rate of 6.02% and for a term of three years, and purchased a FNMA security that yields approximately 7.2%, matures approximately ten years after the date of the purchase and is callable after three years.


     The following table sets forth the terms of the FHLB borrowings and collateral at March 31, 1999.

              Amount      Borrowing     Maturity      Certificate      Amortized
Rate         Borrowed       Date          Date        Face Value         Value               Collateral             Rating    Yield
----         --------     ---------     --------      -----------      ---------    -----------------------------   ------    -----
5.11%        $297,100     11/16/98       7/1/99       $  300,000       $ 273,935    Residential Funding Mtg. Sec.    Aaa      6.78%
                                                                                         6.75% due 8/25/2028

5.08%        $284,000     12/10/98       7/1/99       $  238,125       $ 223,381       Citicorp Mtg. Sec. Corp.      Aaa      6.36%
                                                                                         6.25% due 11/25/2028

                                                      $   50,000       $  45,815    Residential Funding Mtg. Sec.    Aaa      6.75%
                                                                                         6.75% due 8/25/2028

(7)  BORROWINGS, CONT.

     During the fourth quarter 1998, the Company and the Bank entered into agreements to sell securities to Sovereign. The agreements were entered into for the purpose of leveraging the balance sheet of the Company. The Agreements provide that in the event the merger is not completed by the later of July 1, 1999 (the "Merger Agreement Date") or such later date as may be agreed upon by the parties no later than 10 days after the Merger Agreement Date, Sovereign will purchase the securities at the amortized book value.

     The following table sets forth for the Company and the Bank at March 31, 1999, the maturities and securities under agreements to sell securities to Sovereign. The securities are carried at amortized value and are classified as available for sale securities.


(In Thousands of Dollars)
                    Certificate    Amortized
     Term           Face Value       Value                          Issue                     Rating       Yield
------------      --------------   ---------  --------------------------------------------   --------     -------
WITH THE BANK

11/05/98-7/1/99     $  51,161       $ 30,441       Northwest Asset Securities Corp.            Aaa         6.52%
                                                        6.52% due 2/25/2028

11/16/98-7/1/99     $ 300,000       $273,381       Residential Funding Mtg. Sec.               Aaa         6.78%
                                                        6.75% due 8/25/2028

12/10/98-7/1/99     $ 238,125       $223,381         Citicorp. Mtg. Sec. Corp.                 Aaa         6.36%
                                                        6.75% due 11/25/2028

12/10/98-7/1/99     $  50,000       $ 45,815       Residential Funding Mtg. Sec.               Aaa         6.75%
                                                        6.75% due 8/25/2028

WITH THE COMPANY

11/5/98-7/1/99      $  50,000       $ 29,750       Northwest Asset Securities Corp.            Aaa         6.52%
                                                        6.52% due 2/25/2028


(8)  IMPACT OF YEAR 2000

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

     The Company primarily relies on independent third parties to provide data processing services and application software. In-house applications are limited to word processing and spread sheet functions. In March 1998 the Committee completed an inventory and risk assessment of hardware and software and identified "mission critical" systems and application interdependencies. At March 31, 1999, 100% of the identified "mission critical" systems have been upgraded to the Year 2000 version distributed and tested by the applicable vendor. The Company has installed a test lab simulating Year 2000 environment to accomplish its testing of

(8)  IMPACT OF YEAR 2000, CONT.

"mission critical" systems. The Company commenced testing of these "mission critical" systems in the fourth quarter of 1998 and will continue testing into 1999. As of March 31, 1999, the Company's testing was approximately 90% complete.

     The estimated cost of the Year 2000 conversion is not expected to be material. Upgrades of the hardware and software are being made in the ordinary course of business and testing is being done with existing staff and equipment. All costs are being expenses as incurred.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     Total assets decreased by $25.4 million, or 1.7%, to 1,444.2 million at March 31, 1999 from $1,469.6 million at December 31, 1998 primarily due to normal maturities of securities available for sale and held to maturity. Cash and cash equivalents increased by $31.4 million to $112.7 million at March 31, 1999 from $81.3 million at December 31, 1998. The net increase reflects the proceeds from securities maturities, redemptions and prepayments, offset by the funds used to repurchase common stock. Securities available for sale decreased by $51.9 million, or 6.40% to $759.5 million at March 31, 1999 from $811.5 million at December 31, 1998. During the first quarter, redemptions and prepayments of principal on mortgage pass-through instruments in the securities available for sale category were primarily held as cash and equivalents. Securities held to maturity decreased $7.6 million, or 33.4% to $15.2 million at March 31, 1999 from $22.8 million at December 31, 1998. Loans increased by $3.8 million, or .8%, to $498.4 million at March 31, 1999 from $494.6 million at December 31, 1998. Deposits increased by $2.1 million, or .4%, to $507.0 million at March 31, 1999 from $504.9 million at December 31, 1998.

     Stockholders' equity decreased by $27.3 million, or 8.03%, to $312.6 million at March 31, 1999 from $339.9 million at December 31, 1998. The decrease in stockholders' equity was primarily due to the common stock repurchases which reduced equity from December 31, 1998 by $31.4 million, offset by the increase in net income for the first quarter of $4.7 million. At March 31, 1999 the stated equity as a percentage of assets was 21.64% and the tangible equity as a percentage of assets was 20.99%.

RESULTS OF OPERATIONS

     Net income was $4.7 million (including net securities gains of $.3 million) for the first quarter of 1999 compared to $1.7 million for the first quarter 1998. There were no securities gains for the first quarter of 1998.

     Total interest income increased $12.4 million, or 109.2%, to $23.7 million for the quarter ended March 31, 1999 from $11.3 million for the quarter ended March 31, 1998. The increase resulted from an increase in average interest earnings assets to $1,401.4 million for the quarter ended March 31, 1999 from $625.3 million for the quarter ended March 31, 1998 which offset a decline in the average yield on interest-earnings assets to 6.76% for the quarter ended March 31, 1999 from 7.24% for the quarter ended March 31, 1998. The $776.1 million increase in average interest earnings assets was primarily attributable to the Conversion on April 8, 1998 and the $581.1 million leverage program instituted in the fourth quarter of 1998.

     Total interest expense increased by $7.2 million, or 130%, to $12.7 million for the three months ended March 31, 1999 from $5.5 million for the three months ended March 31, 1998. Interest on deposits decreased by $210 thousand to $4.9 million for the three months ended March 31, 1999. The overall cost of deposits was 3.88% for the three months ended March 31, 1999 compared to 3.97% for the three months ended March 31, 1998.

     Interest expense on borrowings increased $7.4 million to $7.9 million for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The increase in cost of average borrowings resulted from the $581.1 million leverage borrowings at an average interest cost of 5.10% in November and December of 1998.

     Total other income was $1.3 million for the quarter ended March 31, 1999 compared to $1.0 million for the quarter ended March 31, 1998. Other income included $.3 million of gains from the sale of securities for the quarter ended March 31, 1999 compared to $0 from the sale of securities for the quarter ended March 31, 1998. Excluding gains on sales of securities, other income was approximately the same for both quarters. Total operating expenses increased by $.1 million, or 2.55%, to $3.9 million for the quarter ended March 31, 1999 compared to $3.8 million for the quarter ended March 31, 1998.

     The evaluation of the loan loss reserve adequacy and the resultant loan loss provision includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated net realized value of the underlying collateral, economic conditions and other matters which warrant consideration.

     The provision for loan losses was $.6 million for the quarter ended March 31, 1999 compared to $.2 million for the three months ended March 31, 1998. The increase was due primarily to the growth in the loan portfolio of 20.9% with the continued

RESULTS OF OPERATIONS, CONT.

growth in commercial loans of 42.1%. The allowance for loan losses as a percentage of loans outstanding was .94% at March 31, 1999 compared to .82% at December 31, 1998. The allowance for loan losses as a percentage of non-performing loans was 131.3% at March 31, 1999 compared to 96.92% at December 31, 1998.

BANK CAPITAL

     The OTS requires that the Bank meet minimum tangible, core and risk-based capital requirements. As of March 31, 1999, the Bank exceeded all regulatory capital requirements. The Bank's required, actual, and excess capital levels as of March 31, 1999, are as follows:


                                                                                         EXCESS OF ACTUAL OVER
                                                     REQUIRED              ACTUAL        REGULATORY REQUIREMENT
                                              ----------------------------------------------------------------------
                                                           % of                 % of                     % of
                                                  AMOUNT  ASSETS        AMOUNT  ASSETS    AMOUNT        ASSETS
                                              ----------------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)
Tangible capital to tangible assets             $20,462   1.50%      $232,843    17.07%    $212,381      15.57%
Core capital to tangible assets                 $40,924   3.00%      $232,843    17.07%    $191,919      14.07%
Core capital to risk-adjusted assets            $26,250   4.00%      $232,843    35.48%    $206,593      31.48%
Risk-based capital to risk-adjusted assets      $52,500   8.00%      $237,591    36.20%    $185,091      28.20%

BANK LIQUIDITY

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4%. The Bank's liquidity ratio was 76.40% at March 31, 1998 and 35.79% at March 31, 1999. The Bank adjusts liquidity as appropriate to meet its asset and liability management objectives.

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

OTHER INFORMATION

     Not applicable.

EXHIBITS AND REPORT ON FORM 8-K

     Exhibit 27 Edgar Financial Data Schedule

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.




                                             PEOPLES BANCORP, INC.



Date:  May 10, 1999                          By: /s/ Wendell T. Breithaupt
                                                 -------------------------------
                                                 Wendell T. Breithaupt
                                                 President and Chief Executive
                                                 Officer


Date:  May 10, 1999                          By: /s/ Dan A. Chila
                                                 -------------------------------
                                                 Dan A. Chila
                                                 Senior Vice President and Chief
                                                 Financial Officer